Form 10-Q
period 2001-03-31
AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC; TIME WARNER ENTERTAINMENT CO L P
filed 2001-05-15
CIK 5910, 104650, 893657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 for the quarterly period ended March 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 for the transition period from _________ to ___________.

Commission file number 001-12878


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3666692
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)


American Television and Communications Corporation             Delaware                             13-2922502
Warner Communications Inc.                                     Delaware                             13-2696809
(Exact name of registrant as specified in its charter)         (State or other jurisdiction of      (I.R.S. Employer
                                                               incorporation or organization)       Identification Number)


                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000

          (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---     ---

                     TIME WARNER ENTERTAINMENT COMPANY L.P.
                            AND TWE GENERAL PARTNERS


                               INDEX TO FORM 10-Q

                                                                                                          Page
                                                                                                    ------------------
                                                                                                                TWE
                                                                                                               General
                                                                                                    TWE       Partners
                                                                                                    ---       --------
PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition.............   1            21
Consolidated balance sheets at March 31, 2001 and December 31, 2000...............................   8            25
Consolidated statements of operations for the three months ended March 31, 2001
   and 2000.......................................................................................   9            26
Consolidated statements of cash flows for the three months ended March 31, 2001
   and 2000.......................................................................................  10            27
Consolidated statements of partnership capital and shareholders' equity for the
   three months ended March 31, 2001 and 2000.....................................................  11            28
Notes to consolidated financial statements........................................................  12            29


PART II. OTHER INFORMATION........................................................................  37

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in filmed entertainment, television production, and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

         As part of the integration of TWE's businesses into AOL Time Warner's operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain under-performing assets. For additional information on the Merger and TWE's restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

         TWE classifies its business interests into three fundamental areas:
Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now recommenced the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

Use of EBITDA

         TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

         The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

         As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of historical operating results and segment information to conform to AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first three months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation and (ii) a noncash charge of $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS

Consolidated Results

         TWE had revenues of $3.542 billion and a net loss of $350 million for the three months ended March 31, 2001, compared to revenues of $3.311 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $342 million on a pro forma basis (income before the cumulative effect of an accounting change of $224 million on a historical basis) for the three months ended March 31, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the first quarter of 2000, on both a pro forma and historical basis, has been affected by certain significant, nonrecurring items aggregating approximately $514 million of net pretax losses.

         Revenues. TWE's revenues increased to $3.542 billion in 2001, compared to $3.311 billion in 2000. This increase was driven by an increase in subscription revenues of 11% to $1.771 billion, an increase in advertising and commerce revenues of 5% to $299 million and an increase in content and other revenues of 3% to $1.472 billion. This compares to $1.594 billion, $284 million and $1.433 billion, respectively, for the three months ended March 31, 2000 on a pro forma basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

         Net Loss. TWE's net loss decreased to $350 million in 2001, compared to $866 million on a pro forma basis in 2000. Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased marginally to $350 million in 2001 from $352 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA and lower amortization expense, offset in part by increases in depreciation expense, minority interest and interest expense.

         Depreciation and Amortization. Depreciation and amortization increased to $922 million in 2001 from $898 million on a pro forma basis in 2000. This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense increased to $153 million in 2001, compared to $138 million in 2000, principally as a result of higher outstanding debt levels.

         Other Expense, Net. Other expense, net, increased to $40 million of expense in 2001, compared to $37 million of expense on a pro forma basis in 2000. Other expense, net, increased primarily due to higher losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense increased to $103 million in 2001, compared to $40 million in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership ("TWE-A/N") attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $32 million in 2001 and $36 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Revenues and EBITDA are as follows:

                                                                             Three Months Ended March 31,
                                                                    ------------------------------------------------
                                                                            Revenues                  EBITDA
                                                                    ------------------------  ----------------------
                                                                       2001         2000         2001       2000(a)
                                                                    Historical    Pro Forma   Historical   Pro Forma
                                                                    ----------    ---------   ----------   ---------
                                                                                        (millions)
Cable.............................................................    $1,387      $1,231       $ 661        $ 579
Filmed Entertainment-Warner Bros..................................     1,603       1,568         100          144
Networks..........................................................       724         656         158          103
Corporate.........................................................         -           -         (19)         (19)
Intersegment elimination..........................................      (172)       (144)          -            -
                                                                      ------      ------       -----        -----

Total revenues and EBITDA.........................................    $3,542      $3,311       $ 900         $807

Depreciation and amortization.....................................         -           -        (922)        (898)
                                                                      ------      ------       -----        -----

Total revenues and operating loss.................................    $3,542      $3,311       $ (22)       $ (91)
                                                                      ======      ======       =====        =====

-------------------
(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended March 31, 2000 were $810 million and $453 million, respectively.

         Cable. Revenues increased to $1.387 billion in 2001, compared to $1.231 billion in 2000. EBITDA increased to $661 million in 2001 from $579 million on a pro forma basis in 2000. Revenues increased due to a 12% increase in subscription revenues and an 18% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.603 billion in 2001, compared to $1.568 billion in 2000. EBITDA decreased to $100 million in 2001 from $144 million on a pro forma basis in 2000. Revenues benefited from increased worldwide revenues from the distribution of theatrical product, principally due to higher worldwide DVD sales, and increased television licensing fees. EBITDA decreased principally due to higher advertising and distribution costs due to a higher number and different timing of new theatrical releases in comparison to the prior year's quarter, offset in part by the revenue gains.

         Networks. Revenues increased to $724 million in 2001, compared to $656 million in 2000. EBITDA increased to $158 million in 2001 from $103 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO, primarily from an increase in the number of subscribers. For The WB Network, revenues increased primarily due to an increase in advertising and commerce revenues driven by advertising rate increases.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         For HBO, the increase in EBITDA was principally due to the revenue gains and increased cost savings from management's overhead cost management program. For The WB Network, the increase in EBITDA was principally due to the revenue gains.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2001

Financial Condition

         At March 31, 2001, TWE had $8.2 billion of debt, $384 million of cash and equivalents (net debt of $7.8 billion) and $65.8 billion of partners' capital, this was comparable to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first three months of 2001, TWE's cash provided by operations amounted to $600 million and reflected $900 million of business segment EBITDA, less $163 million of net interest payments, $66 million of net income taxes paid, $49 million of proceeds repaid under TWE's asset securitization program and $22 million related to an increase in other working capital requirements. Cash provided by operations of $776 million in the first three months of 2000 reflected $807 million of pro forma business segment EBITDA and $140 million related to a decrease in other working capital requirements, less $150 million of net interest payments, $19 million of net income taxes paid and $2 million of proceeds repaid under TWE's asset securitization program.

         Cash used by investing activities was $1.117 billion in the first three months of 2001, compared to $599 million in 2000, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $512 million in the first three months of 2001, compared to $391 million in 2000, primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated equipment.

         Cash provided by financing activities was $595 million in the first three months of 2001, compared to cash used by financing activities of $334 million in 2000. Cash provided by financing activities in 2001 primarily related to $810 million of net borrowings, offset in part by capital distributions of $197 million. Cash used in financing activities in 2000 primarily related to $308 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         As discussed previously, TWE's capital spending primarily relates to spending at Time Warner Cable. Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $489 million in 2001, compared to $360 million

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

in 2000. Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services.
At March 31, 2001, the Cable segment had 2.1 million digital cable subscribers, a 16.7% penetration of basic cable subscribers. This compares to 613,000 digital cable subscribers, or a 4.8% penetration of basic cable subscribers at March 31, 2000. Similarly, the number of high-speed online customers grew to 1.2 million, or 7.4% of eligible homes, from 447,000, or 4.4% of eligible homes at March 31, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated equipment. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

Caution Concerning Forward-Looking Statements

         The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and the following:

o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by business and consumers; and greater than expected increases in programming or other costs.

o For TWE's cable and broadcast television programming businesses, greater than expected programming or production costs; a strike by television actors and writers; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

     programming services or the increased popularity of alternatives to television.

o For TWE's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; a strike by screen actors and writers; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments, such as the Internet.

         In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              March 31,  December 31, December 31,
                                                                                2001         2000         2000
                                                                             Historical  Pro Forma(a) Historical(a)
                                                                             ----------  ---------   -----------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   384     $    306     $    306
Receivables, including $1.452, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $707, $677 and $677 million............      3,317        3,643        3,643
Inventories................................................................        756          762          762
Prepaid expenses...........................................................        264          200          200
                                                                                ------       ------      -------

Total current assets.......................................................      4,721        4,911        4,911
Noncurrent inventories and film costs......................................      4,799        3,938        2,579
Investments................................................................      2,722        2,218          543
Property, plant and equipment..............................................      7,700        7,468        7,493
Cable television franchises................................................     20,470       23,100        5,329
Brands and trademarks......................................................      2,135        2,500            -
Goodwill and other intangible assets.......................................     42,118       39,882        3,603
Other assets...............................................................        905          959        1,000
                                                                              --------    ---------      -------

Total assets...............................................................    $85,570      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................   $  2,329     $  2,272     $  2,272
Participations payable.....................................................        973          969          969
Programming costs payable..................................................        518          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.323, $1.223 and $1.223 billion due
    to AOL Time Warner.....................................................      2,566        2,799        2,799
                                                                               -------      -------      -------

Total current liabilities..................................................      6,388        6,498        6,498
Long-term debt, including $202 million due to AOL Time Warner at
    March 31, 2001.........................................................      8,172        7,108        7,108

Other long-term liabilities, including $828, $681 and $681 million due to
    AOL Time Warner........................................................      3,280        3,045        3,045
Minority interests.........................................................      1,969        1,881        1,881

Partners' capital
Contributed capital........................................................     66,795       66,793        7,349
Partnership deficit........................................................     (1,034)        (349)        (423)
                                                                               -------     --------     --------

Total partners' capital....................................................     65,761       66,444        6,926
                                                                               -------      -------      -------

Total liabilities and partners' capital....................................    $85,570      $84,976      $25,458
                                                                               =======      =======      =======

-------------------
(a) TWE's historical financial statements for the prior period represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000 (Note 1).

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                    2001          2000         2000
                                                                                  Historical  Pro Forma(a)  Historical(a)
                                                                                  ----------- ----------    ----------
                                                                                               (millions)
Revenues:
   Subscriptions................................................................    $1,771     $1,594     $1,594
   Advertising and commerce.....................................................       299        284        284
   Content and other............................................................     1,472      1,433      1,433
                                                                                    ------     ------     ------

Total revenues(b)...............................................................     3,542      3,311      3,311

Cost of revenues(b).............................................................    (2,258)    (2,084)    (2,098)
Selling, general and administrative(b)..........................................      (625)      (623)      (620)
Amortization of goodwill and other intangible assets............................      (681)      (695)      (140)
                                                                                    ------     ------     ------

Operating income (loss).........................................................       (22)       (91)       453
Interest expense, net...........................................................      (153)      (138)      (138)
Other expense, net(b)...........................................................       (40)       (37)       (15)
Minority interest...............................................................      (103)       (40)       (40)
                                                                                     -----     ------     ------

Income (loss) before income taxes and cumulative effect of accounting change....      (318)      (306)       260
Income taxes....................................................................       (32)       (36)       (36)
                                                                                    ------     ------     ------

Income (loss) before cumulative effect of accounting change.....................      (350)      (342)       224
Cumulative effect of accounting change..........................................         -       (524)      (524)
                                                                                   -------     ------      -----

Net loss........................................................................    $ (350)    $ (866)    $ (300)
                                                                                    ======     ======     ======

---------------
(a) TWE's historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation (Note 1).

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues.................................................................      $207       $ 93      $  93
       Cost of revenues.........................................................      (123)       (63)       (63)
       Selling, general and administrative......................................       (36)       (43)       (43)
       Other expense, net.......................................................         8          3          3



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                     2001       2000         2000
                                                                                 Historical  Pro Forma(a) Historical(a)
                                                                                 ----------  ---------    ----------
                                                                                              (millions)
OPERATIONS
Net loss........................................................................     $(350)     $(866)   $  (300)
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change.......................................         -        524        524
   Depreciation and amortization................................................       922        898        357
   Amortization of film costs...................................................       452        416        416
   Equity in losses of investee companies after distributions...................        48         53         31
Changes in operating assets and liabilities.....................................      (472)      (249)      (252)
                                                                                      ----       ----       ----

Cash provided by operations.....................................................       600        776        776
                                                                                      ----       ----       ----

INVESTING ACTIVITIES
Investments and acquisitions....................................................      (605)      (272)      (272)
Capital expenditures............................................................      (512)      (391)      (391)
Investment proceeds.............................................................         -         64         64
                                                                                 ---------      -----      -----

Cash used by investing activities...............................................    (1,117)      (599)      (599)
                                                                                    ------       ----      -----

FINANCING ACTIVITIES
Borrowings......................................................................       819        894        894
Debt repayments.................................................................        (9)      (901)      (901)
Capital distributions...........................................................      (198)      (308)      (308)
Other...........................................................................       (17)       (19)       (19)
                                                                                   -------      -----     ------

Cash provided (used) by financing activities....................................       595       (334)      (334)
                                                                                   -------       ----     ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.....................................        78       (157)      (157)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................       306        517        517
                                                                                    ------       ----      -----
CASH AND EQUIVALENTS AT END OF PERIOD...........................................    $  384      $ 360     $  360
                                                                                    ======      =====     ======

-------------------
(a) TWE's historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000, are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation (Note 1).



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)




                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                              ------------------
                                                                                              2001         2000
                                                                                           Historical   Historical
                                                                                           ----------   ----------
                                                                                                  (millions)

BALANCE AT BEGINNING OF PERIOD..............................................................  $ 6,926     $ 7,149

Allocation of a portion of the purchase price in connection with America Online-Time
   Warner merger to TWE.....................................................................   59,518           -
                                                                                               ------   ---------

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner
   merger...................................................................................   66,444       7,149

Net income (loss)...........................................................................     (350)       (300)
Other comprehensive income (loss)...........................................................       14          (9)
                                                                                               ------     -------
Comprehensive income........................................................................     (336)       (309)

Distributions...............................................................................     (345)     (1,030)
Other.......................................................................................       (2)         11
                                                                                             --------     -------

BALANCE AT END OF PERIOD....................................................................  $65,761      $5,821
                                                                                              =======      ======


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.


         A majority of AOL Time Warner's interests in filmed entertainment, television production and cable television systems, and a portion of its interests in cable television and broadcast network programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

         TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

         Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.,
(2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming.

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in the merger of America Online and Time Warner. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $681 million in the first quarter of 2001 and $695 million on a pro forma basis in the first quarter of 2000 ($140 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)


Basis of Presentation

America Online-Time Warner Merger


         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of TWE's net assets to the extent acquired has been made to goodwill and other intangible assets, including film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets will be amortized on a straight-line basis over the following weighted-average useful lives:

                                                                           Weighted-Average
                                                                              Useful Life
                                                                              -----------
                                                                                (Years)
         Film and television libraries.......................................     17
         Cable television franchises.........................................     25
         Brands and trademarks...............................................     34
         Goodwill............................................................     25


         The estimates of the fair values and weighted average useful lives of net assets acquired, identified intangibles and goodwill are based upon a preliminary estimate. Additional work needs to be completed in finalizing the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. TWE does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications TWE's historical operating results and segment information to conform to the combined AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a distinct line item;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001, filed February 9, 2001 (the "2000 Financial Statements").

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

         TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income in 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. Management does not expect the provisions of FAS 140 to have a significant effect on TWE's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)
2.       MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure the operations of America Online and Time Warner ("restructuring plans"). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $210 million during the first quarter of 2001. The restructuring liability is for costs to be incurred for exiting and consolidating activities at TWE, as well as costs incurred to terminate employees throughout TWE.

         Of the total restructuring costs, $55 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. As of March 31, 2001, the liability was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $155 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. As of March 31, 2001, the remaining liability of $150 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring costs recorded in the first quarter are based on TWE's restructuring plans that have been committed to by management. These integration plans may be broadened to include additional restructure initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

         Selected information relating to the restructuring plans follows:


                                                          Employee         Other
                                                        Termination      Exit Costs      Total
                                                        -----------      ----------      -----
Initial Accruals                                                $55            $155       $210

Cash paid                                                         -             (5)         (5)
                                                                ---            ----       ----

Restructuring liability as of March 31, 2001                    $55            $150       $205
                                                                ===            ====       ====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)


3.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                                 March 31, 2001   December 31, 2000   December 31, 2000
                                                                   Historical        Pro Forma           Historical
                                                                   ----------        ---------           ----------
                                                                                    (millions)
Programming costs, less amortization..........................       $1,153            $1,029              $1,014
Film costs-Theatrical:
   Released, less amortization................................          647               711                 711
   Completed and not released.................................          292               113                 113
   In production..............................................          407               386                 386
   Development and pre-production.............................           27                25                  25
Film costs-Television:
   Released, less amortization................................          201               133                 133
   Completed and not released.................................          159               194                 194
   In production..............................................           38                76                  76
   Development and pre-production.............................            5                 5                   5

Film costs-Library, less amortization.........................        2,481             1,800                 456
Merchandise...................................................          145               228                 228
                                                                     ------            ------              ------

Total inventories and film costs..............................        5,555             4,700               3,341
Less current portion of inventory.............................          756               762                 762
                                                                     ------            ------              ------

Total noncurrent inventories and film costs...................       $4,799            $3,938              $2,579
                                                                     ======            ======              ======

4.       PARTNERS' CAPITAL

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price or the $9.25 market price of AOL Time Warner common stock (adjusted for the Merger) at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

         During the three months ended March 31, 2001, TWE accrued $35 million of tax-related distributions and $310 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $40.15 at March 31, 2001 and $34.80 at December 31, 2000. During the three months ended March 31, 2000, TWE accrued $145 million of tax-related distributions and $885 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the three months ended March 31, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)

5.       SEGMENT INFORMATION

         As a result of the Merger, AOL Time Warner management assessed the manner in which financial information of TWE is reviewed in making operating decisions and assessing performance. In accordance with Financial Accounting Standards Board No. 131 "Disclosures About Segments of an Enterprise and Related Information," TWE reclassified its 2000 historical segment presentation to conform to the current presentation.

         TWE classifies its business interests into three fundamental areas:
Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 2000 Financial Statements. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                  2001         2000         2000
                                                                               Historical  Pro Forma(a)  Historical
                                                                               ----------  ---------     ----------
                                                                                            (millions)
Revenues
Cable......................................................................     $1,387       $1,231       $1,231
Filmed Entertainment-Warner Bros...........................................      1,603        1,568        1,568
Networks...................................................................        724          656          656
Intersegment elimination...................................................       (172)        (144)        (144)
                                                                                ------       ------       ------

Total......................................................................     $3,542       $3,311       $3,311
                                                                                ======       ======       ======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the three months ended March 31, 2000.




                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                  2001         2000         2000
                                                                               Historical  Pro Forma(a)  Historical
                                                                               ----------  ---------     ----------
                                                                                            (millions)
EBITDA(b)
Cable......................................................................       $661         $579         $580
Filmed Entertainment-Warner Bros...........................................        100          144          145
Networks...................................................................        158          103          104
Corporate..................................................................        (19)         (19)         (19)
                                                                                  ----         ----         ----
Total......................................................................       $900         $807         $810
                                                                                  ====         ====         ====


---------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

(b) EBITDA represents business segment operating income (loss) before depreciation and amortization of intangible assets. After deducting depreciation of tangible assets and amortization of intangible assets, TWE reported an operating loss of $22 million in 2001 and $91 million in 2000 on a pro forma basis (operating income of $453 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)



                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                  2001         2000         2000
                                                                               Historical  Pro Forma(a)  Historical
                                                                               ----------  ---------     ----------
                                                                                            (millions)
Depreciation of Property, Plant and Equipment
Cable......................................................................       $211         $172         $186
Filmed Entertainment-Warner Bros...........................................         21           22           22
Networks...................................................................          8            7            7
Corporate..................................................................          1            2            2
                                                                                  ----         ----         ----
Total......................................................................       $241         $203         $217
                                                                                  ====         ====         ====

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                  2001         2000         2000
                                                                               Historical  Pro Forma(a)  Historical
                                                                               ----------  ---------     ----------
                                                                                            (millions)
Amortization of Intangible Assets(b)
Cable......................................................................       $488         $491         $109
Filmed Entertainment-Warner Bros...........................................         98          102           30
Networks...................................................................         95          102            1
                                                                                  ----         ----         ----
Total......................................................................       $681         $695         $140
                                                                                  ====         ====         ====

------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.

(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

         TWE's assets have significantly increased since December 31, 2000 due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner's business segments, including the business segments of TWE. As such, TWE's assets by business segment are as follows:

                                                               March 31,  December 31,
                                                                 2001        2000
                                                              Historical  Pro Forma(a)
                                                              ----------  -----------
                                                                     (millions)
Assets
Cable.........................................................  $56,685     $56,097
Filmed Entertainment-Warner Bros..............................   16,915      16,825
Networks......................................................   11,446      11,654
Corporate.....................................................      524         400
                                                                -------     -------

Total business segment assets.................................  $85,570     $84,976
                                                                =======     =======

-------------
(a) 2001 assets reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma assets as of December 31, 2000 are provided as if the Merger had occurred at the beginning of 2000. TWE's historical assets as of December 31, 2000 were $25.458 billion.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)



6.       COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which has not yet been filed by TWE.

         The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matter described above), and developments or assertions by or against TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on TWE's business, financial condition and operating results.

7.       ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                      2001       2000        2000
                                                                                   Historical  Pro Forma  Historical
                                                                                   ----------  ---------  ----------
                                                                                              (millions)
         Cash payments made for interest, net.....................................    $163       $150       $150
         Cash payments made for income taxes, net.................................      66         19         19
         Noncash capital distributions............................................     147        722        722

Other Expense, Net

         Other expense, net, consists of:


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                      2001       2000        2000
                                                                                   Historical  Pro Forma  Historical
                                                                                   ----------  ---------  ----------
                                                                                              (millions)
         Other investment-related activity, principally net losses on
           equity investees.......................................................    $(33)      $(22)      $  -
         Losses on asset securitization programs..................................      (6)        (3)        (3)
         Miscellaneous............................................................      (1)       (12)       (12)
                                                                                      ----       ----       ----
         Total other income (expense), net........................................    $(40)      $(37)      $(15)
                                                                                      ====       ====       ====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)

Other Current Liabilities

         Other current liabilities consist of:

                                                                                March 31 ,  December 31, December 31,
                                                                                  2001         2000         2000
                                                                               Historical    Pro Forma   Historical
                                                                               ----------    ---------   ----------
         Accrued expenses................................................       $1,994        $2,071       $2,071
         Accrued compensation............................................          227           352          352
         Deferred revenues...............................................          302           297          297
         Accrued income taxes............................................           43            79           79
                                                                                ------        ------       ------
         Total...........................................................       $2,566        $2,799       $2,799
                                                                                ======        ======       ======

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees"). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE (collectively, the "General Partners"). They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

         The General Partners in the aggregate hold 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the junior priority capital ("Series B Capital") of TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp. ("AT&T").

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now recommenced the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

         On January 11, 2001, America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") merged to form AOL Time Warner Inc. ("AOL Time Warner"), the world's first fully integrated, Internet-powered media and communications company (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

         Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations. WCI conducts substantially all of AOL Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom Inc., and its revolving credit agreement with TW Companies. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

         As part of the integration of WCI's businesses into AOL Time Warner's operating structure, management is pursuing various initiatives to enhance efficiencies. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions and the restructuring of certain

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

under-performing assets. For additional information on the Merger and WCI's restructuring initiatives, see Notes 1 and 2, respectively, to the accompanying consolidated financial statements.

Use of EBITDA

         WCI evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

         The Merger was accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the estimated cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners and the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair values of the net assets acquired was recorded as goodwill.

         As a result of the Merger, the accompanying historical operating results and financial condition reflect reclassifications to conform to AOL Time Warner's financial statement presentation, as follows:

o Digital media results have been allocated to the business segments now responsible for managing those operations, including WCI's music operations;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

RESULTS OF OPERATIONS

         WCI had revenues of $881 million and net loss of $388 million for the three months ended March 31, 2001, compared to revenues of $934 million and net loss of $203 million for the three months ended March 31, 2000. EBITDA decreased to $94 million in 2001 from $101 million in 2000. Operating income decreased to a loss of $134 million in 2001 from operating income of $22 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations as well as lower domestic recorded music sales. EBITDA decreased principally due to the decline in revenues and higher marketing costs, offset

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

in part by lower artist royalty costs and higher income from DVD manufacturing operations. Operating income declined principally as a result of the decrease in EBITDA and the increase in amortization recognized in connection with the Merger.

Management expects that the revenue decline relating to lower sales levels will continue into the second quarter of 2001, which could continue to affect operating results negatively.

         WCI's equity in the pretax income (loss) of TWE was $(136) million for the three months ended March 31, 2001, compared to $154 million for the three months ended March 31, 2000. TWE's pretax income decreased in 2001 as compared to 2000 principally as a result of the Merger and the application of the purchase method of accounting at TWE. This decrease was primarily as a result of increased amortization of goodwill and other intangible assets recorded in connection with the Merger.

         There was other expense, net, of $108 million in 2001, compared to $145 million in 2000. The decrease in other expense, net was principally because of the absence in 2001 of a $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

         The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2001

Financial Condition

         WCI had $61 billion of equity at March 31, 2001, compared to $8.8 billion of equity at December 31, 2000. The increase in equity is primarily as a result of the Merger and the application of purchase accounting at WCI. Cash and equivalents increased to $192 million at March 31, 2001, compared to $36 million at December 31, 2000. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $30 billion of equity at March 31, 2001, compared to $2.1 billion at December 31, 2000. The increase is primarily as a result of the Merger and the application of purchase accounting at ATC. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

         In the first three months of 2001, WCI's cash provided by operations amounted to $429 million and reflected $94 million of EBITDA, $228 million of noncash depreciation and amortization expense, $117 million of distributions from TWE, $2 million of net income tax refunds (including $32 million paid to TW Companies under a tax sharing agreement) less $12 million related to an increase in other working capital requirements. In the first three months of 2000, cash provided by WCI's operations of $232 million reflected $101 million of EBITDA, $79 million of noncash depreciation and amortization expense, $183 million of distributions from TWE, less $15 million of income taxes (net

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

of $13 million which was received from TW Companies under a tax sharing agreement), $31 million of proceeds repaid under WCI's asset securitization program and $85 million related to an increase in other working capital requirements.

         Cash used by investing activities was $40 million in the first three months of 2001, which was comparable to cash used by investing activities of $35 million in the first three months of 2000.

         Cash used by financing activities was $233 million in the first three months of 2001, compared to $161 million in the first three months of 2000 as a result of increased advances to TW Companies.

         Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the three months ended March 31, 2001, the General Partners received an aggregate $198 million of distributions from TWE, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 2000, the General Partners received an aggregate $308 million of distributions, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. Of such aggregate distributions, WCI received $117 million during the three months ended March 31, 2001 and $183 million in 2000 and ATC received $81 million during the three months ended March 31, 2001 and $125 million in 2000.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                WCI                         ATC
                                                        ------------------------  ------------------------
                                                        March 31,   December 31,   March 31,  December 31,
                                                           2001         2000         2001        2000
                                                            ----        ----         ----        ----
                                                                            (millions)
ASSETS
Current assets
Cash and equivalents ................................   $    192    $     36       $   --      $   --
Receivables, less allowances of $243 and
   $267 million .....................................      1,226       1,708           --          --
Inventories .........................................        167         164           --          --
Prepaid expenses ....................................        904         883           --          --
                                                        --------    --------       --------    --------

Total current assets ................................      2,489       2,791           --          --

Investments in and amounts due to and from TWE ......     37,233       2,060         25,914       1,852
Investments in TW Companies .........................        103         103             60          60
Other investments ...................................      7,404       1,361          4,365         457
Music catalogues and copyrights .....................      2,970         704           --          --
Brands and trademarks ...............................      1,686        --             --          --
Goodwill ............................................     11,682       3,463           --          --
Other assets, primarily property, plant and
   equipment ........................................        564         564           --          --
                                                        --------    --------       --------    --------

Total assets ........................................   $ 64,131    $ 11,046       $ 30,339    $  2,369
                                                        ========    ========       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable ......................   $    945    $  1,097       $   --      $   --
Other current liabilities ...........................        658         515           --          --
                                                        --------    --------       --------    --------

Total current liabilities ...........................      1,603       1,612           --          --

Long-term liabilities, including $491, $403, $354 and
   $294 million, respectively, due to TW Companies ..      1,502         658            354         294

Shareholders' equity
Common stock ........................................          1           1              1           1
Preferred stock of WCI, $.01 par value, 90,000
   shares outstanding and $90 million liquidation
   preference .......................................       --          --             --          --
Paid-in capital .....................................     62,880       9,931         30,562       2,341
Retained earnings (deficit) .........................       (236)        329            100         386
                                                        --------    --------       --------    --------
                                                          62,645      10,261         30,663       2,728

Due from TW Companies, net ..........................     (1,033)       (899)          (342)       (317)
Reciprocal interest in TW Companies stock ...........       (586)       (586)          (336)       (336)
                                                        --------    --------       --------    --------

Total shareholders' equity ..........................     61,026       8,776         29,985       2,075
                                                        --------    --------       --------    --------

Total liabilities and shareholders' equity ..........   $ 64,131    $ 11,046       $ 30,339    $  2,369
                                                        ========    ========       ========    ========



See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                    WCI              ATC
                                                              ---------------   --------------
                                                               2001     2000     2001    2000
                                                               ----     ----     ----    ----
                                                                          (millions)

Content and other revenues(a) .............................   $ 881    $ 934    $--      $--
                                                              -----    -----    -----    -----

Cost of revenues(a) .......................................    (382)    (477)    --       --
Selling, general and administrative(a) ....................    (427)    (376)    --       --
Amortization of goodwill and other intangibles ............    (206)     (59)    --       --
                                                              -----    -----    -----    -----

Operating income (loss) ...................................    (134)      22     --       --
Equity in pretax income (loss) of TWE(a) ..................    (136)     154      (93)     106
Other income (expense), net(a) ............................    (108)    (145)     (72)       9
                                                              -----    -----    -----    -----

Income (loss) before income taxes and cumulative effect of
     accounting change ....................................    (378)      31     (165)     115
Income tax benefit (expense)(a) ...........................     (10)     (32)       1      (48)
                                                              -----    -----    -----    -----

Income (loss) before cumulative effect of accounting change    (388)      (1)    (164)      67
Cumulative effect of accounting change, net of $135 million
     income tax benefit for WCI and $91 million income tax
     benefit for ATC ......................................    --       (202)    --       (136)
                                                              -----    -----    -----    -----

Net loss ..................................................   $(388)   $(203)   $(164)   $ (69)
                                                              =====    =====    =====    =====
---------------
(a)    Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the
       General Partners:

       Revenues ...........................................   $  49    $  75    $  --    $  --
       Cost of revenues ...................................      (1)      (3)      --       --
       Selling, general and administrative ................      19        6       --       --
       Equity in pretax income (loss) of TWE ..............     (22)     (33)      --       --
       Other income (expense), net ........................      18        6       --       --
       Income tax benefit (expense) .......................      32       13       12      (33)


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                    WCI               ATC
                                                              ---------------   ---------------
                                                               2001     2000     2001     2000
                                                               ----     ----     ----     ----
                                                                           (millions)
OPERATIONS
Net loss ..................................................   $(388)   $(203)   $(164)   $ (69)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change ....................    --        202     --        136
Depreciation and amortization .............................     228       79     --       --
Excess of distributions over equity in pretax income of TWE     253       29      174       19
Equity in losses (income) of other investee companies after
     distributions ........................................     110       23       72       (4)
Changes in operating assets and liabilities ...............     226      102        9       95
                                                              -----    -----    -----    -----

Cash provided by operations ...............................     429      232       91      177
                                                              -----    -----    -----    -----

INVESTING ACTIVITIES
Investments and acquisitions ..............................     (18)      (6)    --       --
Capital expenditures ......................................     (22)     (29)    --       --
                                                              -----    -----    -----    -----

Cash used by investing activities .........................     (40)     (35)    --       --
                                                              -----    -----    -----    -----

FINANCING ACTIVITIES
Dividends .................................................     (99)     (99)     (66)     (66)
Increase in amounts due from TW Companies, net ............    (134)     (62)     (25)    (111)
                                                              -----    -----    -----    -----

Cash used by financing activities .........................    (233)    (161)     (91)    (177)
                                                              -----    -----    -----    -----

INCREASE IN CASH AND EQUIVALENTS ..........................     156       36     --       --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ...............      36      107     --       --
                                                              -----    -----    -----    -----

CASH AND EQUIVALENTS AT END OF PERIOD .....................   $ 192    $ 143    $--      $--
                                                              =====    =====    =====    =====


See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                             WCI                    ATC
                                                                   ---------------------   --------------------
                                                                     2001         2000       2001         2000
                                                                     ----         ----       ----         ----
                                                                                    (millions)

BALANCE AT BEGINNING OF PERIOD .................................   $  8,776    $  8,737    $  2,075    $  2,137

Net loss .......................................................       (388)       (203)       (164)        (69)
Other comprehensive income (loss) ..............................         10          17           4          (3)
                                                                   --------    --------    --------    --------
Comprehensive loss .............................................       (378)       (186)       (160)        (72)

Increase in stock option distribution liability to
   TW Companies(a) .............................................       (184)       (525)       (126)       (360)
Dividends ......................................................         (2)       (697)       --          --
Transfers to TW Companies, net .................................       (134)        633         (25)       (111)
Allocation of a portion of the purchase price of the
   America Online-Time Warner merger to WCI and ATC ............     52,949        --        28,221        --
Other ..........................................................         (1)          8        --             3
                                                                   --------    --------    --------    --------

BALANCE AT END OF PERIOD .......................................   $ 61,026    $  7,970    $ 29,985    $  1,597
                                                                   ========    ========    ========    ========

------------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $184 million and $525 million for WCI and $126 million and $360 million for ATC were accrued in the first three months of 2001 and 2000, respectively, because of an increase in the market price of AOL Time Warner common stock (Note 4).


See accompanying notes.

                              TWE GENERAL PARTNERS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. ("TW Companies") contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies' Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the "General Partner Guarantees," see Note 5). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. ("WCI") and American Television and Communications Corporation ("ATC") are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the "General Partners."

         WCI conducts substantially all of AOL Time Warner's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interests in TWE and certain other investments.

         On January 11, 2001, America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") merged to form AOL Time Warner Inc. ("AOL Time Warner"), the world's first fully integrated, Internet-powered media and communications company (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

Basis of Presentation

America Online-Time Warner Merger

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of the General Partners' net assets to the extent acquired has been made to goodwill and other intangible assets, including, for WCI, music catalogues and music copyrights and brands and trademarks. The goodwill and identified intangible assets will be amortized on a straight-line basis over the following weighted-average useful lives:

                              TWE GENERAL PARTNERS
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                           Weighted-Average
                                                             Useful Life
                                                             -----------
                                                               (Years)
         Music catalogues and copyrights....................     20
         Brands and trademarks..............................     30
         Goodwill...........................................     20

         The estimates of the fair values and weighted average useful-lives of net assets acquired, identified intangibles and goodwill are based upon a preliminary estimate. Additional work needs to be completed in finalizing the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. WCI does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

         As a result of the Merger, WCI's historical operating results reflect reclassifications to conform to the combined AOL Time Warner's financial statement presentation, as follows:

         o Digital media results have been allocated to the business segments now responsible for managing those operations, including WCI's music operations;

         o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net; and

         o Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001, filed February 9, 2001 (the "2000 Financial Statements").

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, Time Warner and TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner's and TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with Time Warner's and TWE's previous accounting policies.

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         Time Warner and TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other Time Warner consolidated subsidiaries, which are accounted for under the equity method, net income for the three months ended March 31, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

         In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While WCI's existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, WCI's revenues and costs during the first quarter of 2000 were reduced by an equal amount of $17 million.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, ___ "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. Management does not expect the provisions of FAS 140 to have a significant effect on WCI or ATC's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

2. MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, WCI has reviewed its operations and implemented several restructuring plans ("restructuring plans"). As part of the restructuring plans, WCI recorded a restructuring liability of approximately $312 million during the first quarter of 2001. The restructuring liability is for costs to be incurred for exiting and consolidating activities at WCI, as well as costs incurred to terminate employees of WCI.

         Of the total restructuring costs, $225 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. No termination payments were made in the first quarter of 2001. As of March 31, 2001, the liability of $225 million was primarily classified as a current liability in WCI's accompanying consolidated balance sheet.

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)



         The restructuring charge also includes approximately $87 million associated with exiting certain activities. The restructuring charge associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. No payments were made against this liability in the first quarter of 2001. As of March 31, 2001, the liability of $87 million was primarily classified as a long-term liability in WCI's accompanying consolidated balance sheet.

         The restructuring costs recorded in the first quarter are based on WCI's restructuring plans that have been committed to by management. These integration plans may be broadened to include additional restructuring initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

3. COLUMBIA HOUSE INVESTMENT WRITE-DOWN

         In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House's operations and the transformation of Columbia House's traditional business model to an online one increased. As a result, Time Warner's management concluded that the decline in Columbia House's business was likely to continue through the near term. As such, WCI recorded a $115 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in other income (expense), net, in the accompanying consolidated statement of operations.

4. INVESTMENT in TWE

         The General Partners' investment in and amounts due to and from TWE at March 31, 2001 and December 31, 2000 consists of the following:

         March 31, 2001                                                                         WCI         ATC
         --------------                                                                         ---         ---
                                                                                                   (millions)
         Investment in TWE..................................................................  $37,170     $25,577
         Stock option related distributions due from TWE....................................      491         337
         Other net liabilities due to TWE, principally related to home video distribution...     (428)       --
                                                                                              -------  ----------
         Total..............................................................................  $37,233     $25,914
                                                                                              =======     =======

         December 31, 2000                                                                      WCI         ATC
         --------------                                                                         ---         ---
                                                                                                   (millions)
         Investment in TWE..................................................................   $2,242      $1,575
         Stock option related distributions due from TWE....................................      404         277
         Other net liabilities due to TWE, principally related to home video distribution...     (586)       --
                                                                                               ------    --------
         Total..............................................................................   $2,060      $1,852
                                                                                               ======      ======

Partnership Structure and Allocation of Income

         TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the junior priority capital ("Series B Capital") of

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp.

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. A portion of TWE's net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE

         Set forth below is summarized financial information of TWE. The comparability of TWE's summarized financial information has been affected by a number of significant transactions and nonrecurring items. Specifically, for the first three months of 2000, the operating results include (i) a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation and (ii) a noncash charge of $524 million reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard. For a more comprehensive description of the noncash charge from the cumulative effect of an accounting change, see Note 1 to the accompanying TWE consolidated financial statements. In addition, as a result of the Merger and the application of the purchase method of accounting to TWE, the accompanying summarized historical operating results and financial condition for TWE are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 more meaningful pro forma financial information for 2000 has been provided supplementally as if the Merger had occurred on January 1, 2000. For a more comprehensive description of the impact of the Merger on TWE, see Notes 1 and 2 to the accompanying TWE consolidated financial statements.

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                     2001       2000        2000
                                                                                  Historical  Pro Forma  Historical
                                                                                  ----------  ---------  ----------
                                                                                             (millions)
Operating Statement Information
Revenues........................................................................    $3,542     $3,311     $3,311
Operating income (loss).........................................................       (22)       (91)       453
Interest expense, net...........................................................      (153)      (138)      (138)
Other expense, net..............................................................       (40)       (37)       (15)
Minority interest...............................................................      (103)       (40)       (40)
Income (loss) before income taxes and cumulative effect of an accounting
     change.....................................................................      (318)      (306)       260
Income (loss) before cumulative effect of an accounting change..................      (350)      (342)       224
Net loss........................................................................      (350)      (866)      (300)

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                     2001       2000        2000
                                                                                  Historical  Pro Forma  Historical
                                                                                  ----------  ---------  ----------
                                                                                             (millions)
Cash Flow Information
Cash provided by operations.....................................................     $ 600      $ 776      $ 776
Investments and acquisitions....................................................      (605)      (272)      (272)
Capital expenditures............................................................      (512)      (391)      (391)
Investment proceeds.............................................................       --          64         64
Borrowings......................................................................       819        894        894
Debt repayments.................................................................        (9)      (901)      (901)
Capital distributions...........................................................      (198)      (308)      (308)
Other...........................................................................       (17)       (19)       (19)
Increase (decrease) in cash and equivalents.....................................        78       (157)      (157)

                                                                                  March 31,   December 31,   December 31,
                                                                                     2001         2000          2000
                                                                                  Historical    Pro Forma     Historical
                                                                                  ----------  ------------    ----------
                                                                                               (millions)
Balance Sheet Information
Cash and equivalents............................................................  $    384     $    306       $    306
Total current assets............................................................     4,721        4,911          4,911
Total assets....................................................................    85,570       84,976         25,458
Total current liabilities.......................................................     6,388        6,498          6,498
Long-term debt .................................................................     8,172        7,108          7,108
Minority interests..............................................................     1,969        1,881          1,881
Partners' capital...............................................................    65,761       66,444          6,926


Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, ___ cash distributions and loans, which are subject to limitations. At March 31, 2001 and December 31, 2000, the General Partners had recorded $828 million and $681 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $40.15 at March 31, 2001 and $34.80 as of December 31, 2000. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 2001, the General Partners received cash distributions from TWE in the amount of $198 million, consisting of $35 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 2000, the General Partners received cash distributions from TWE in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. Of such aggregate distributions, WCI received $117 million during the first three months of 2001 and $183 million in 2000 and ATC received $81 million during the first three months of 2001 and $125 million in 2000.

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


5. GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $6.4 billion of TWE's debt and accrued interest at March 31, 2001, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at March 31, 2001 that was guaranteed by each General Partner is set forth below:

                                                                     Total Guaranteed by
                                                                    Each General Partner
                                                                    --------------------
         General Partner                                                 %       Amount
         ---------------                                                ---      ------
                                                                    (dollars in millions)
         WCI....................................................       59.27      $3,812
         ATC....................................................       40.73       2,620
                                                                      ------      ------
         Total..................................................      100.00      $6,432
                                                                      ======      ======

6. COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which has not yet been filed by TWE.

         WCI is subject to a number of state and federal class action lawsuits as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. Although WCI believes that, as to each of these actions, the cases have no merit, adverse jury verdicts could result in a material loss. WCI is unable to predict the outcomes of the litigation and cannot reasonably estimate a range of possible loss given the current status of the cases. Two competition investigations also are currently pending in Europe. WCI is cooperating in these investigations, but is unable to predict their outcomes given their current status.

         The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI or TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI's business, financial condition and operating results.

                              TWE GENERAL PARTNERS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

7. ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                 Three Months Ended March 31,
                                                                                   2001                  2000
                                                                            ----------------         ------------
                                                                               WCI       ATC         WCI      ATC
                                                                               ---       ---         ---      ---
                                                                                            (millions)
         Cash payments made for interest.................................   $    3    $   --      $    2  $    --
         Interest income received........................................        3        --           3       --
         Net cash payments (refunds) for income taxes....................       (2)      (12)         (2)      39
         Tax-related distributions received from TWE.....................       20        15          86       59
         Noncash capital distributions, net..............................     (184)     (126)       (525)    (360)

         Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

                           Part II. Other Information

Item 1. Legal Proceedings.

         (a) Exhibits.

         None

         (b) Reports on Form 8-K.

         No Current Report on Form 8-K was filed by TWE during the quarter ended March 31, 2001.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                            AND TWE GENERAL PARTNERS

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           By: Warner Communications Inc.,
                                    as General Partner


                           By       /s/ J. Michael Kelly
                                    ----------------------------
                           Name:    J. Michael Kelly
                           Title:   Executive Vice President and
                                    Chief Financial Officer

                           AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.


                           By       /s/ J. Michael Kelly
                                    -----------------------------
                           Name:    J. Michael Kelly
                           Title:   Executive Vice President and
                                    Chief Financial Officer




Dated: May 15, 2001