Form 10-Q
period 2001-06-30
AMERICAN TELEVISION & COMMUNICATIONS CORP; TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC
filed 2001-08-14
CIK 5910, 893657, 104650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2001, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 1934 for the transition period from          to         .
                                                         --------    --------
Commission file number 001-12878


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             (Exact name of registrant as specified in its charter)


                   Delaware                                        13-3666692
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification Number)


American Television and Communications Corporation          Delaware                             13-2922502
Warner Communications Inc.                                  Delaware                             13-2696809
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



                               INDEX TO FORM 10-Q


                                                                                                          Page
                                                                                                    -----------------
                                                                                                               TWE
                                                                                                             General
                                                                                                    TWE      Partners
                                                                                                    ---      --------
PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition.............   1         24
Consolidated balance sheets at June 30, 2001 and December 31, 2000................................  10         29
Consolidated statements of operations for the three and six months ended June 30, 2001
   and 2000.......................................................................................  11         30
Consolidated statements of cash flows for the six months ended June 30, 2001
   and 2000.......................................................................................  12         32
Consolidated statements of partnership capital and shareholders' equity for the
   six months ended June 30, 2001 and 2000........................................................  13         33
Notes to consolidated financial statements........................................................  14         34


PART II. OTHER INFORMATION........................................................................  43

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

         AOL Time Warner and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now resumed the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

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

         As a result of the Merger and the application of the purchase method of accounting, the accompanying historical operating results and financial condition are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 2000 as if the Merger had occurred on January 1, 2000. These results also reflect reclassifications of historical operating results and segment information to conform to AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other income (expense), net; and

o Corporate expenses have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first six months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation ("Six Flags"), (ii) a $50 million pretax charge in the second quarter relating to the Six Flags litigation, (iii) a pretax loss of $8 million in the second quarter relating to the sale or exchange of certain cable systems and investments and (iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:

                                            Three Months Ended June 30,                      Six Months Ended June 30,
                                     --------------------------------------------  -------------------------------------------
                                           Revenues               EBITDA                   Revenues             EBITDA
                                     ---------------------  ---------------------  ---------------------  --------------------
                                         2001     2000(a)      2001       2000(a)     2001      2000(a)      2001     2000(a)
                                     Historical  Pro Forma  Historical  Pro Forma  Historical  Pro Forma  Historical Pro Forma
                                     ----------  ---------  ----------  ---------  ----------  ---------  ---------- ---------
                                                                          (millions)
Cable..............................   $1,462       $1,280      $ 667     $  589      $2,849      $2,511    $1,328    $1,168
Filmed Entertainment...............    1,590        1,454        161        158       3,193       3,022       261       302
Networks...........................      745          679        156        118       1,469       1,335       314       221
Corporate..........................        -            -        (20)       (18)          -           -       (39)      (37)
Intersegment elimination...........     (169)        (100)         -          -        (341)       (244)        -         -
                                      ------       ------     ------     ------      ------      ------    ------    ------

Total revenues and EBITDA..........   $3,628       $3,313     $  964     $  847      $7,170      $6,624    $1,864    $1,654

Depreciation and amortization......       -             -       (931)      (905)          -          -     (1,853)   (1,803)
                                      ------       ------     ------     ------      ------      ------    ------    ------

Total revenues and operating income
 (loss).............................  $3,628       $3,313     $   33     $  (58)     $7,170      $6,624    $   11    $ (149)
                                      ======       ======     ======     ======      ======      ======    =======   ======

-------------------
(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended June 30, 2000 were $849 million and $485 million, respectively. TWE's historical EBITDA and operating income for the six months ended June 30, 2000 were $1.659 billion and $938 million, respectively.


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated Results

         TWE had revenues of $3.628 billion and a net loss of $232 million for the three months ended June 30, 2001, compared to revenues of $3.313 billion on both a pro forma and historical basis and a net loss of $421 million on a pro forma basis (net income of $145 million on a historical basis) for the three months ended June 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the second quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $58 million of net pretax losses.

         Revenues. TWE's revenues increased to $3.628 billion in 2001, compared to $3.313 billion on both a pro forma and historical basis in 2000. This increase was driven by an increase in subscription revenues of 11% to $1.838 billion, an increase in advertising and commerce revenues of 2% to $314 million and an increase in content and other revenues of 9% to $1.476 billion. This compares to $1.649 billion, $307 million and $1.357 billion, respectively, for the three months ended June 30, 2000 on both a pro forma and historical basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at both the Cable and Networks segments and an increase in subscription rates at the Cable segment. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases and ratings increases in key demographic groups at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)



         Net Income (Loss). TWE's net loss decreased by $189 million to $232 million in 2001, compared to $421 million on a pro forma basis in 2000 (net income of $145 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased to $232 million in 2001 from $363 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, gains on the sale of certain cable-related investments, lower amortization expense and lower interest expense, offset in part by increases in depreciation expense and minority interest.

         Depreciation and Amortization. Depreciation and amortization increased to $931 million in 2001 from $905 million on a pro forma basis in 2000 ($364 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher levels of capital spending over the past year at the Cable segment, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense decreased to $142 million in 2001, compared to $163 million on both a pro forma and historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, decreased to $47 million in 2001, compared to $132 million on a pro forma basis in 2000 ($109 million on a historical basis), primarily due to higher net gains on the sale or exchange of various unconsolidated cable television systems and investments and the absence in 2001 of a noncash pretax charge of $24 million recognized in 2000 related to the Six Flags litigation.

         Minority Interest Expense. Minority interest expense increased to $70 million in 2001, compared to $43 million on both a pro forma and historical basis in 2000, principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $6 million in 2001 and $25 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $1.462 billion in 2001, compared to $1.280 billion in 2000. EBITDA increased to $667 million in 2001 from $589 million on a pro forma basis in 2000. Revenues increased due to a 14% increase in subscription revenues and a 17% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services.
The increase in advertising and commerce revenues was primarily related to third-party advertising packages sold across multiple business segments of AOL Time Warner and TWE and the intercompany sale of advertising to other business segments of TWE. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.590 billion in 2001, compared to $1.454 billion in 2000. EBITDA increased to $161 million in 2001 from $158 million on a pro forma basis in 2000. Revenues benefited from the increased domestic distribution of theatrical product, principally due to higher domestic DVD sales, and increased television licensing fees. EBITDA increased principally due to the increased revenues, offset in part by

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

increased advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year's quarter.

         Networks. Revenues increased to $745 million in 2001, compared to $679 million in 2000. EBITDA increased to $156 million in 2001 from $118 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the increase in revenues.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Consolidated Results

         TWE had revenues of $7.170 billion and a net loss of $582 million for the six months ended June 30, 2001, compared to revenues of $6.624 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $763 million on a pro forma basis (income before the cumulative effect of an accounting change of $369 million on a historical basis) for the six months ended June 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the second quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $572 million of net pretax losses.

         Revenues. TWE's revenues increased to $7.170 billion in 2001, compared to $6.624 billion in 2000. This increase was driven by an increase in subscription revenues of 11% to $3.609 billion, an increase in advertising and commerce revenues of 4% to $613 million and an increase in content and other revenues of 6% to $2.948 billion. This compares to $3.243 billion, $591 million and $2.790 billion, respectively, for the six months ended June 30, 2000 on a pro forma basis.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers at both the Cable and Networks segments and an increase in subscription rates at the Cable segment. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and advertising rate increases and ratings increases in key demographic groups at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical content at the Filmed Entertainment segment.

         Net Loss. TWE's net loss decreased by $705 million to $582 million in 2001, compared to $1.287 billion on a pro forma basis in 2000 ($155 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased to $582 million in 2001 from $715 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, gains on the sale of certain cable-related investments and lower amortization expense, offset in part by increases in depreciation expense and minority interest.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Depreciation and Amortization. Depreciation and amortization increased to $1.853 billion in 2001 from $1.803 billion on a pro forma basis in 2000 ($721 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense decreased to $295 million in 2001, compared to $301 million on both a pro forma and a historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, decreased to $87 million in 2001, compared to $169 million on a pro forma basis in 2000 ($124 million on a historical basis), primarily due to lower losses from certain investments accounted for under the equity method of accounting, higher net gains on the sale or exchange of various unconsolidated cable television systems and investments and the absence in 2001 of a noncash pretax charge of $24 million recognized in 2000 related to the Six Flags litigation.

         Minority Interest Expense. Minority interest expense increased to $173 million in 2001, compared to $83 million on both a pro forma and a historical basis in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Expense Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $38 million in 2001 and $61 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $2.849 billion in 2001, compared to $2.511 billion in 2000. EBITDA increased to $1.328 billion in 2001 from $1.168 billion on a pro forma basis in 2000. Revenues increased due to a 13% increase in subscription revenues and a 17% increase in advertising and commerce revenues. The increase in subscription revenues was due to an increase in basic cable rates, an increase in basic cable subscribers, an increase in digital cable subscribers and an increase in subscribers to high-speed online services.
The increase in advertising and commerce revenues included the impact of third-party advertising packages sold across multiple business segments of AOL Time Warner and TWE that were entered into in the second quarter and the intercompany sale of advertising to other business segments of TWE. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs, principally due to programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $3.193 billion in 2001, compared to $3.022 billion in 2000. EBITDA decreased to $261 million in 2001 from $302 million on a pro forma basis in 2000. Revenues benefited from the increased worldwide distribution of theatrical product, principally due to higher worldwide DVD sales and increased television licensing fees. EBITDA decreased principally due to higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period, offset in part by the increased revenues.

         Networks. Revenues increased to $1.469 billion in 2001, compared to $1.335 billion in 2000. EBITDA increased to $314 million in 2001 from $221 million on a pro forma basis in 2000. Revenues grew primarily due to an

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers. For The WB Network, the increase in advertising and commerce revenues was driven by advertising rate increases, ratings increases in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the lower EBITDA losses were principally due to the revenue gains.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2001

Financial Condition

         At June 30, 2001, TWE had $8.5 billion of debt, $293 million of cash and equivalents (net debt of $8.2 billion) and $65.1 billion of partners' capital, compared to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first six months of 2001, TWE's cash provided by operations amounted to $1.017 billion and reflected $1.864 billion of EBITDA, less $295 million of net interest payments, $96 million of net income taxes paid and $456 million related to an increase in other working capital requirements. Cash provided by operations of $1.675 billion in the first six months of 2000 reflected $1.654 billion of pro forma EBITDA, $246 million of proceeds received under TWE's asset securitization program and $77 million related to a decrease in other working capital requirements, less $251 million of net interest payments and $51 million of net income taxes paid.

         Cash used by investing activities was $1.673 billion in the first half of 2001, compared to $1.051 billion in 2000, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $1.003 billion in the first six months of 2001, compared to $894 million in 2000, primarily due to increased capital spending in the Cable segment related to digital cable boxes, high-speed modems and associated support equipment.

         Cash provided by financing activities was $643 million in the first six months of 2001, compared to cash used by financing activities of $962 million in 2000. Cash provided by financing activities in 2001 primarily related to $1.105 billion of net borrowings, offset in part by capital distributions of $391 million. Cash used in financing activities in 2000 primarily related to $423 million of net debt repayments and $473 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         As discussed previously, TWE's capital spending primarily relates to spending at Time Warner Cable. Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $954 million in 2001, compared to $836 million in 2000.

         Cable capital spending for the remainder of 2001 is expected to remain at comparable levels, reflecting spending on variable capital to facilitate the continued roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services. At June 30, 2001, the Cable segment had 2.511 million digital cable subscribers, a 19.8% penetration of basic cable subscribers. This compares to 889 thousand digital cable subscribers, or a 7.1% penetration of basic cable subscribers at June 30, 2000. Similarly, the number of high-speed online customers grew to 1.409 million, or 8.1% of eligible homes, from 573 thousand, or 5.3% of eligible homes at June 30, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

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

         TWE operates in highly competitive, consumer-driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Other factors and risks could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE's other filings with the SEC and the following:

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

o For TWE's cable and broadcast television network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; the development of new technologies that alter the role of programming networks and services;

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

     and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

o For TWE's film businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              June 30,   December 31, December 31,
                                                                                2001         2000         2000
                                                                             Historical  Pro Forma(a) Historical(a)
                                                                             ----------  ---------    ----------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   293      $   306      $   306
Receivables, including $1.040, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $724, $677 and $677 million............      3,615        3,643        3,643
Inventories................................................................        805          762          762
Prepaid expenses...........................................................        271          200          200
                                                                               -------      -------      -------
Total current assets.......................................................      4,984        4,911        4,911
Noncurrent inventories and film costs......................................      4,780        3,938        2,579
Investments................................................................      2,571        2,218          543
Property, plant and equipment..............................................      8,072        7,468        7,493
Cable television franchises................................................     20,384       23,100        5,329
Brands and trademarks......................................................      2,120        2,500            -
Goodwill and other intangible assets.......................................     41,708       39,882        3,603
Other assets...............................................................        919          959        1,000
                                                                               -------      -------      -------
Total assets...............................................................    $85,538      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................    $ 2,410      $ 2,272      $ 2,272
Participations payable.....................................................        931          969          969
Programming costs payable..................................................        507          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.391, $1.223 and $1.223 billion due
    to AOL Time Warner.....................................................      2,454        2,799        2,799
                                                                               -------      -------      -------
Total current liabilities..................................................      6,304        6,498        6,498
Long-term debt, including $2.814 billion due to AOL Time Warner at
    June 30, 2001..........................................................      8,467        7,108        7,108
Other long-term liabilities, including $1.157 billion, $681 and
    $681 million due to AOL Time Warner....................................      3,727        3,045        3,045
Minority interests.........................................................      1,976        1,881        1,881
Partners' capital
Contributed capital........................................................     66,872       66,793        7,349
Partnership deficit........................................................     (1,808)        (349)        (423)
                                                                               -------      -------    ---------
Total partners' capital....................................................     65,064       66,444        6,926
                                                                               -------      -------     --------
Total liabilities and partners' capital....................................    $85,538      $84,976      $25,458
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

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                             ------------------------------------     ---------------------------------------
                                                2001         2000         2000           2001         2000        2000
                                             Historical  Pro Forma(a) Historical(a)  Historical  Pro Forma(a)   Historical(a)
                                             ----------  ------------  -------------  ---------- ------------   -------------
                                                                                (millions)
Revenues:
   Subscriptions............................   $1,838       $1,649      $ 1,649         $3,609      $ 3,243      $3,243
   Advertising and commerce.................      314          307          307            613          591         591
   Content and other........................    1,476        1,357        1,357          2,948        2,790       2,790
                                               ------       ------      -------         ------      -------      ------
Total revenues(b)...........................    3,628        3,313        3,313          7,170        6,624       6,624
Cost of revenues(b).........................   (2,258)      (1,995)      (2,008)        (4,516)      (4,079)     (4,106)
Selling, general and administrative(b)......     (671)        (681)        (679)        (1,296)      (1,304)     (1,299)
Amortization of goodwill and other
    intangible assets.......................     (666)        (695)        (141)        (1,347)      (1,390)       (281)
                                               ------       ------      -------         ------      -------      ------
Operating income (loss).....................       33          (58)         485             11         (149)        938
Interest expense, net.......................     (142)        (163)        (163)          (295)        (301)       (301)
Other expense, net(b).......................      (47)        (132)        (109)           (87)        (169)       (124)
Minority interest...........................      (70)         (43)         (43)          (173)         (83)        (83)
                                               ------       ------      -------         ------      -------      ------
Income (loss) before income taxes and
   cumulative effect of accounting change...     (226)        (396)         170           (544)        (702)        430
Income taxes................................       (6)         (25)         (25)           (38)         (61)        (61)
                                               ------       ------      -------         ------      -------      ------
Income (loss) before cumulative effect
   of accounting change.....................     (232)        (421)         145           (582)        (763)        369
Cumulative effect of accounting change......        -            -            -              -         (524)       (524)
                                               ------       ------      -------         ------      -------      ------
Net income (loss)...........................   $ (232)      $ (421)     $   145         $ (582)     $(1,287)     $ (155)
                                               ======       ======      =======         ======      =======      ======

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

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues.............................     $234         $126         $126          $ 441        $ 219       $ 219
       Cost of revenues.....................     (132)         (84)         (84)          (255)        (147)       (147)
       Selling, general and administrative..      (45)         (41)         (41)           (81)         (84)        (84)
       Other expense, net...................       (6)           6            6              2            9           9


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                      2001       2000         2000
                                                                                   Historical Pro Forma(a) Historical(a)
                                                                                   ---------- ---------    ----------
                                                                                              (millions)
OPERATIONS
Net loss........................................................................   $  (582)    $(1,287)      $  (155)
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change.......................................         -         524           524
   Depreciation and amortization................................................     1,853       1,803           721
   Amortization of film costs...................................................       830         732           732
   Equity in losses of investee companies after distributions...................       142         166           111
Changes in operating assets and liabilities.....................................    (1,226)       (263)         (258)
                                                                                   -------     -------       -------
Cash provided by operations.....................................................     1,017       1,675         1,675
                                                                                   -------     -------       -------

INVESTING ACTIVITIES
Investments and acquisitions....................................................      (702)       (231)         (231)
Capital expenditures............................................................    (1,003)       (894)         (894)
Investment proceeds.............................................................        32          74            74
                                                                                   -------     -------       -------
Cash used by investing activities...............................................    (1,673)     (1,051)       (1,051)
                                                                                   -------     -------       -------

FINANCING ACTIVITIES
Borrowings......................................................................     3,633         894           894
Debt repayments.................................................................    (2,528)     (1,317)       (1,317)
Capital distributions...........................................................      (391)       (473)         (473)
Other...........................................................................       (71)        (66)          (66)
                                                                                   -------     -------       -------
Cash provided (used) by financing activities....................................       643        (962)         (962)
                                                                                   -------     -------       -------
DECREASE IN CASH AND EQUIVALENTS................................................       (13)       (338)         (338)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................       306         517           517
                                                                                   -------     -------       -------
CASH AND EQUIVALENTS AT END OF PERIOD...........................................   $   293     $   179       $   179
                                                                                   =======     =======       =======

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


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                                 2001         2000
                                                                                             Historical   Historical
                                                                                             ----------   ----------
                                                                                                    (millions)
BALANCE AT BEGINNING OF PERIOD..............................................................  $ 6,926        $7,149

Allocation of a portion of the purchase price in connection with
   America Online-Time Warner merger to TWE.................................................   59,518             -
                                                                                              -------        ------
Balance at beginning of period, adjusted to give effect to the
    America Online-Time Warner merger.......................................................   66,444         7,149

Net loss....................................................................................     (582)         (155)
Other comprehensive loss....................................................................      (14)          (46)
                                                                                              -------        ------
Comprehensive loss(a).......................................................................     (596)         (201)

Distributions...............................................................................     (867)         (509)
Other.......................................................................................       83            14
                                                                                              -------        ------
BALANCE AT END OF PERIOD....................................................................  $65,064        $6,453
                                                                                              =======        ======

-------------------
(a) Comprehensive income (loss) was $(260) million for the three months ended June 30, 2001 and $108 million for the three months ended June 30, 2000.


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated, Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

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

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 6). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in the merger of America Online and Time Warner. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $666 million in the second quarter of 2001 and $695 million on a pro forma basis in the second quarter of 2000 ($141 million on a historical basis). Noncash amortization of intangible assets amounted to $1.347 billion for the first six months of 2001 and $1.390 billion on a pro forma basis for the first six months of 2000 ($281 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Basis of Presentation

America Online-Time Warner Merger


         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of TWE's net assets to the extent acquired has been made to goodwill and other intangible assets, including film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:


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

         As discussed further below, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

         Because the Merger was not consummated on or before December 31, 2000, the accompanying consolidated financial statements and notes for 2000 reflect only the financial results of TWE on a historical basis without the significant amortization created by the Merger. However, in order to enhance comparability, pro forma consolidated financial statements are presented supplementally to illustrate the effects of the Merger on the historical financial position and operating results of TWE. The pro forma financial statements for TWE are presented as if the Merger between America Online and Time Warner had occurred on January 1, 2000. These results also reflect reclassifications of TWE's historical operating results and segment information to conform to the combined AOL Time Warner's financial statement presentation, as follows:

o TWE's digital media results have been allocated to the business segments now responsible for managing those operations and are no longer treated as a separate reportable segment;

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


o Income and losses related to equity-method investments and gains and losses on the sale of investments have been reclassified from operating income
     (loss) to other expense, net; and

o Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income (loss).

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in AOL Time Warner's Current Report on Form 8-K/A dated January 11, 2001, filed February 9, 2001 (the "2000 Financial Statements").

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

         TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net loss in 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for TWE in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. While TWE is in the process of evaluating the overall impact of EITF 00-25 on its consolidated financial statements, it is not expected that EITF 00-25 will have a significant impact on TWE's consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on TWE's consolidated financial statements.

Accounting for Business Combinations


         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. TWE is in the process of quantifying the anticipated impact of adopting the provisions of FAS 142, which is expected to be significant.

         Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $1.7 billion and $100 million, respectively. The impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to increase TWE's annual net income by approximately $1.8 billion. In addition, TWE is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, TWE may stop amortizing an additional $20 billion to $25 billion of intangible assets. This could result in an additional reduction of amortization by approximately $800 million to $1 billion, which will have a corresponding increase in TWE's net income.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

2.       MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations ("restructuring plans"). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $210 million during the first quarter of 2001. The restructuring liability represents costs to be incurred for exiting and consolidating activities at TWE, as well as costs incurred to terminate employees throughout TWE.

         Of the total restructuring costs, $55 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $10 million

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


were made in the second quarter of 2001. As of June 30, 2001, the liability was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $155 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring charge associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $15 million in the second quarter of 2001 and approximately $20 million in the first six months of 2001. As of June 30, 2001, the remaining liability of $135 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

         The restructuring liabilities recorded are based on TWE's restructuring plans that have been committed to by management. These integration plans may be broadened to include additional restructure initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):


                                                          Employee         Other
                                                        Termination      Exit Costs      Total
                                                        -----------      ----------      -----

Initial accruals                                            $55            $155          $210

Cash paid                                                   (10)            (20)          (30)
                                                            ---            ----          ----

Restructuring liability as of June 30, 2001                 $45            $135          $180
                                                            ===            ====          ====


3.       SIGNIFICANT TRANSACTIONS


Six Flags

         In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the three and six months ended June 30, 2000; $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other expense, net.


Loss on Sale or Exchange of Cable Television Systems and Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of unconsolidated cable television systems, approximately $8 million of net pretax losses were recognized in the second

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


quarter of 2000 and are included in other expense, net, in the accompanying consolidated statement of operations on both a pro forma and historical basis for the three and six months ended June 30, 2000.

4.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:


                                                                 June 30, 2001  December 31, 2000  December 31, 2000
                                                                  Historical        Pro Forma          Historical
                                                                  ----------        ---------          ----------
                                                                                   (millions)

Programming costs, less amortization..........................       $1,199            $1,029           $1,014
Film costs-Theatrical:
   Released, less amortization................................          592               711              711
   Completed and not released.................................          233               113              113
   In production..............................................          655               386              386
   Development and pre-production.............................           29                25               25
Film costs-Television:
   Released, less amortization................................          239               133              133
   Completed and not released.................................           36               194              194
   In production..............................................            9                76               76
   Development and pre-production.............................            4                 5                5

Film costs-Library, less amortization.........................        2,448             1,800              456
Merchandise...................................................          141               228              228
                                                                     ------            ------           ------

Total inventories and film costs..............................        5,585             4,700            3,341
Less current portion of inventory.............................          805               762              762
                                                                     ------            ------           ------

Total noncurrent inventories and film costs...................       $4,780            $3,938           $2,579
                                                                     ======            ======           ======


5.       PARTNERS' CAPITAL

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

         During the six months ended June 30, 2001, TWE accrued $50 million of tax-related distributions and $817 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $53.00 at June 30, 2001 and $34.80 at December 31, 2000. During the six months ended June 30, 2000, TWE accrued $284 million of tax-related distributions and $225 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the six months ended June 30, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. During the six months ended June 30, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


6. SEGMENT INFORMATION

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

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                     2001        2000        2000       2001        2000       2000
                                                  Historical Pro Forma(a) Historical Historical Pro Forma(a) Historical
                                                  ---------- ---------    ---------- ---------- ---------    ----------
                                                                              (millions)
Revenues
Cable............................................   $1,462     $1,280       $1,280    $2,849     $2,511      $2,511
Filmed Entertainment-Warner Bros.................    1,590      1,454        1,454     3,193      3,022       3,022
Networks.........................................      745        679          679     1,469      1,335       1,335
Intersegment elimination.........................     (169)      (100)        (100)     (341)      (244)       (244)
                                                    ------     ------       ------    ------     ------      ------
Total............................................   $3,628     $3,313       $3,313    $7,170     $6,624      $6,624
                                                    ======     ======       ======    ======     ======      ======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the six months ended June 30, 2000.

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                     2001        2000        2000       2001        2000        2000
                                                  Historical Pro Forma(a) Historical Historical Pro Forma(a) Historical
                                                  ---------- ---------    ---------- ---------- ------------ ----------
                                                                              (millions)
EBITDA(b)
Cable............................................     $667       $589       $590      $1,328     $1,168      $1,170
Filmed Entertainment-Warner Bros.................      161        158        159         261        302         304
Networks.........................................      156        118        118         314        221         222
Corporate........................................      (20)       (18)       (18)        (39)       (37)        (37)
                                                      ----       ----       ----      ------     ------      ------
Total............................................     $964       $847       $849      $1,864     $1,654      $1,659
                                                      ====       ====       ====      ======     ======      ======

-------------------
(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.
(b) EBITDA represents business segment operating income (loss) before depreciation of tangible assets and amortization of intangible assets. After deducting depreciation of tangible assets and amortization of intangible assets, TWE reported operating income (loss) for the second quarter of $33 million in 2001 and $(58) million on a pro forma basis in 2000 (operating income of $485 million on a historical basis). TWE reported operating income (loss) for the first six months of $11 million in 2001 and $(149) million on a pro forma basis in 2000 (operating income of $938 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                     2001        2000        2000        2001       2000        2000
                                                  Historical Pro Forma(a) Historical Historical Pro Forma(a) Historical
                                                  ---------- ---------    ---------- ---------- ---------    ----------
                                                                              (millions)
Depreciation of Property, Plant and Equipment
Cable............................................     $235       $177       $191        $446       $349        $377
Filmed Entertainment-Warner Bros.................       21         23         22          42         45          44
Networks.........................................        8          9          9          16         16          16
Corporate........................................        1          1          1           2          3           3
                                                      ----       ----       ----        ----       ----        ----
Total............................................     $265       $210       $223        $506       $413        $440
                                                      ====       ====       ====        ====       ====        ====

-------------------
(a) 2001 depreciation reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma depreciation for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.


                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                     2001        2000         2000       2001        2000       2000
                                                  Historical Pro Forma(a) Historical Historical Pro Forma(a) Historical
                                                  ---------- ---------    ---------- ---------- ---------    ----------
                                                                              (millions)
Amortization of Intangible Assets(b)
Cable............................................     $473       $490        $109      $  961     $  981       $218
Filmed Entertainment-Warner Bros.................       97        103          31         195        205         61
Networks.........................................       96        102           1         191        204          2
                                                      ----       ----        ----      ------     ------       ----
Total............................................     $666       $695        $141      $1,347     $1,390       $281
                                                      ====       ====        ====      ======     ======       ====

--------------------
(a) 2001 amortization reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma amortization for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.
(b) Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

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

                                                                                             June 30,   December 31,
                                                                                               2001         2000
                                                                                            Historical  Pro Forma(a)
                                                                                            ----------  ---------
                                                                                                   (millions)
Assets
Cable.......................................................................................  $56,660     $56,097
Filmed Entertainment-Warner Bros............................................................   16,946      16,825
Networks....................................................................................   11,309      11,654
Corporate...................................................................................      623         400
                                                                                              -------     -------
Total business segment assets...............................................................  $85,538     $84,976
                                                                                              =======     =======

-------------------
(a) 2001 assets reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma assets as of December 31, 2000 are provided as if the Merger had occurred at the beginning of 2000. TWE's historical assets as of December 31, 2000 were $25.458 billion.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7. COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001.

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

8. ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                                     Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                      2001       2000        2000
                                                                                   Historical  Pro Forma  Historical
                                                                                   ----------  ---------  ----------
                                                                                              (millions)
Cash payments made for interest, net..............................................    $295       $251       $251
Cash payments made for income taxes, net..........................................      96         51         51
Noncash capital distributions.....................................................     476         36         36

Other Expense, Net

         Other expense, net, consists of:

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                  ---------------------------------- -------------------------------
                                                     2001        2000        2000       2001      2000       2000
                                                  Historical Pro Forma    Historical Historical Pro Forma Historical
                                                  ---------- ---------    ---------- ---------- --------- ----------
                                                                              (millions)
Other investment-related activity, principally
   losses on equity investees....................     $(41)     $(108)     $ (85)      $(74)     $(130)     $ (85)
Losses on asset securitization programs..........       (5)       (28)       (28)       (11)       (31)       (31)
Miscellaneous....................................       (1)         4          4         (2)        (8)        (8)
                                                      -----     -----      -----       ----      -----      -----
Total other expense, net.........................     $(47)     $(132)     $(109)      $(87)     $(169)     $(124)
                                                      =====     =====      =====       ====      =====      =====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Other Current Liabilities

         Other current liabilities consist of:

                                                                                June 30,   December 31, December 31,
                                                                                  2001         2000         2000
                                                                               Historical    Pro Forma   Historical
                                                                               ----------    ---------   ----------
         Accrued expenses................................................       $1,823       $2,071       $2,071
         Accrued compensation............................................          238          352          352
         Deferred revenues...............................................          349          297          297
         Accrued income taxes............................................           44           79           79
                                                                                ------       ------       ------
         Total...........................................................       $2,454       $2,799       $2,799
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

         The General Partners in the aggregate hold 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the junior priority capital ("Series B Capital") of TWE. TW Companies holds, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc. ("MediaOne"), a subsidiary of AT&T Corp. ("AT&T").

         AOL Time Warner Inc. and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now resumed the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

         On January 11, 2001, America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") merged to form AOL Time Warner Inc. ("AOL Time Warner"), the world's first fully integrated, Internet-powered media and communications company (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each become an indirect, wholly owned, subsidiary of AOL Time Warner.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

Use of EBITDA

         WCI evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets ("EBITDA"). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended
June 30, 2000

         WCI had revenues of $895 million and net loss of $389 million for the three months ended June 30, 2001, compared to revenues of $1.001 billion and net income of $41 million for the three months ended June 30, 2000. EBITDA decreased to $87 million in 2001 from $131 million in 2000. Operating income decreased to a loss of $146 million in 2001 from operating income of $48 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues and

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

higher marketing costs, including the cost of promoting new artists, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The revenue decline relating to lower industry-wide sales levels could continue into the third quarter of 2001, which could continue to affect operating results negatively.

         WCI's equity in the pretax income (loss) of TWE was $(91) million for the three months ended June 30, 2001, compared to $101 million for the three months ended June 30, 2000. TWE's pretax income decreased in 2001 as compared to 2000 principally as a result of the Merger and the application of the purchase method of accounting at TWE. This decrease was primarily as a result of increased amortization of goodwill and other intangible assets recorded in connection with the Merger.

         Interest expense, net, was $11 million for the three months ended June 30, 2001, compared to $1 million of interest expense, net, for the three months ended June 30, 2000. The reason for the increase was the recognition of interest associated with a long-term liability for artist contracts, which was established as a result of the merger and the application of the purchase method of accounting.

         There was other expense, net, of $120 million in 2001, compared to $26 million in 2000. The increase in other expense, net was principally because of higher losses from certain investments accounted for under the equity method of accounting. Such losses primarily relate to the amortization of goodwill associated with these investments recorded in connection with the Merger.

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

Six Months Ended June 30, 2001 Compared to the Six Months ended June 30, 2000

         WCI had revenues of $1.776 billion and net loss of $777 million for the six months ended June 30, 2001, compared to revenues of $1.935 billion and net loss of $162 million for the six months ended June 30, 2000. EBITDA decreased to $181 million in 2001 from $232 million in 2000. Operating income decreased to a loss of $280 million in 2001 from operating income of $70 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international recorded music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues and higher marketing costs, including the cost of promoting new artists, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The revenue decline relating to lower industry-wide sales levels could continue into the third quarter of 2001, which could continue to affect operating results negatively.

         WCI's equity in the pretax income (loss) of TWE was $(227) million for the six months ended June 30, 2001, compared to $255 million for the six months ended June 30, 2000. TWE's pretax income decreased in 2001 as compared to 2000 principally as a result of the Merger and the application of the purchase method of accounting at TWE. This decrease was primarily as a result of increased amortization of goodwill and other intangible assets recorded in connection with the Merger.

         Interest expense, net, was $11 million for the six months ended June 30, 2001, compared to $1 million of interest expense, net, for the six months ended June 30, 2000. The reason for the increase was the recognition of interest

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

associated with a long-term liability for artist contracts, which was established as a result of the merger and the application of the purchase method of accounting.

         There was other expense, net, of $228 million in 2001, compared to $171 million in 2000. The increase in other expense, net was principally because of higher losses from certain investments accounted for under the equity method of accounting. Such losses primarily relate to the amortization of goodwill associated with these investments recorded in connection with the Merger. The higher losses were partially offset by the absence in 2001 of a $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House.

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

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2001

Financial Condition

         WCI had $60.4 billion of equity at June 30, 2001, compared to $8.8 billion of equity at December 31, 2000. The increase in equity is primarily as a result of the Merger and the application of purchase accounting at WCI. Cash and equivalents increased to $43 million at June 30, 2001, compared to $36 million at December 31, 2000. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $29.7 billion of equity at June 30, 2001, compared to $2.1 billion at December 31, 2000. The increase is primarily as a result of the Merger and the application of purchase accounting at ATC. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

         In the first six months of 2001, WCI's cash provided by operations amounted to $405 million and reflected $181 million of EBITDA, $232 million of distributions from TWE and $40 million of proceeds received under WCI's asset securitization program, less $21 million of net income tax payments (net of $39 million received from TW Companies under a tax sharing agreement), $1 million of net interest payments and $26 million related to an increase in other working capital requirements. In the first six months of 2000, cash provided by WCI's operations of $157 million reflected $232 million of EBITDA, $280 million of distributions from TWE, less $36 million of net income taxes ($37 million of which was paid to TW Companies under a tax sharing agreement), $20 million of proceeds repaid under WCI's asset securitization program and $299 million related to an increase in other working capital requirements.

         Cash used by investing activities was $138 million in the first six months of 2001, compared to $75 million in the first six months of 2000 as a result of an increase in investments and acquisitions.

         Cash used by financing activities was $260 million in the first six months of 2001, compared to $137 million in the first six months of 2000 as a result of increased dividend payments and increased advances to TW Companies.

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

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the six months ended June 30, 2001, the General Partners received an aggregate $391 million of distributions from TWE, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. During the six months ended June 30, 2000, the General Partners received an aggregate $473 million of distributions, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions. Of such aggregate distributions, WCI received $232 million during the six months ended June 30, 2001 and $280 million in 2000 and ATC received $159 million during the six months ended June 30, 2001 and $193 million in 2000.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    WCI                          ATC
                                                      -----------------------------    ------------------------------
                                                          June 30,     December 31,      June 30,     December 31,
                                                            2001           2000            2001           2000
                                                            ----           ----            ----           ----
                                                                                    (millions)
ASSETS
Current assets
Cash and equivalents..................................  $    43         $    36        $     -          $    -
Receivables, less allowances of $237 and
   $267 million.......................................      767           1,708              -               -
Inventories...........................................      165             164              -               -
Prepaid expenses......................................      890             883              -               -
                                                        -------         -------        -------          ------

Total current assets..................................    1,865           2,791              -               -

Investments in and amounts due to and from TWE........   37,560           2,060         25,797           1,852
Investments in TW Companies...........................      103             103             60              60
Other investments.....................................    7,336           1,361          4,291             457
Music catalogues and copyrights.......................    2,941             704              -               -
Brands and trademarks.................................    1,672               -              -               -
Goodwill..............................................   11,621           3,463              -               -
Other assets, primarily property, plant and
   equipment..........................................      578             564              -               -
                                                        -------         -------        -------          ------

Total assets..........................................  $63,676         $11,046        $30,148          $2,369
                                                        =======         =======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable........................  $   915         $ 1,097        $     -          $    -
Other current liabilities.............................      591             515              -               -
                                                        -------         -------        -------          ------

Total current liabilities.............................    1,506           1,612              -               -

Long-term liabilities, including $686, $403, $489 and
   $294 million, respectively, due to TW Companies....    1,741             658            489             294

Shareholders' equity
Common stock..........................................        1               1              1               1
Preferred stock of WCI, $.01 par value, 90,000
   shares outstanding and $90 million liquidation
   preference.........................................        -               -              -               -
Paid-in capital.......................................   62,914           9,931         30,594           2,341
Retained earnings (deficit)...........................     (947)            329           (264)            386
                                                        -------         -------        -------          ------
                                                         61,968          10,261         30,331           2,728

Due from TW Companies, net............................     (953)           (899)          (336)           (317)
Reciprocal interest in TW Companies stock.............     (586)           (586)          (336)           (336)
                                                        -------         -------        -------          ------

Total shareholders' equity............................   60,429           8,776         29,659           2,075
                                                        -------         -------        -------          ------

Total liabilities and shareholders' equity............  $63,676         $11,046        $30,148          $2,369
                                                        =======         =======        =======          ======


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three Months Ended June 30,
                                   (Unaudited)

                                                                                WCI                    ATC
                                                                         ----------------        -----------------
                                                                         2001        2000        2001         2000
                                                                         ----        ----        ----         ----
                                                                                        (millions)
Content and other revenues(a)......................................    $ 895       $1,001       $   -        $  -
                                                                       -----       ------       -----        ----

Cost of revenues(a)................................................     (419)        (520)          -           -
Selling, general and administrative(a).............................     (413)        (371)          -           -
Amortization of goodwill and other intangibles.....................     (209)         (62)          -           -
                                                                       -----       ------       -----        ----

Operating income (loss)............................................     (146)          48           -           -
Equity in pretax income (loss) of TWE(a)...........................      (91)         101         (62)         69
Interest expense, net..............................................      (11)          (1)          -           -
Other income (expense), net(a).....................................     (120)         (26)        (74)         12
                                                                       -----       ------       -----        ----

Income (loss) before income taxes..................................     (368)         122        (136)         81
Income tax expense(a)..............................................      (21)         (81)        (16)        (45)
                                                                       -----       ------       -----        ----

Net income (loss)..................................................    $(389)      $   41       $(152)       $ 36
                                                                       =====       ======       =====        ====

------------------
(a) Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

       Revenues....................................................     $ 62        $  68        $  -        $  -
       Cost of revenues............................................       (1)          (2)          -           -
       Selling, general and administrative.........................      (28)         (11)          -           -
       Equity in pretax income (loss) of TWE.......................      (28)         (25)          -           -
       Other income (expense), net.................................       (2)          (4)          -           -
       Income tax benefit (expense)................................        7          (50)         (3)        (35)


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                WCI                    ATC
                                                                         ----------------        --------------
                                                                         2001        2000        2001      2000
                                                                         ----        ----        ----      ----
                                                                                        (millions)
Content and other revenues(a)......................................   $1,776       $1,935       $   -      $   -
                                                                      ------       ------       -----      -----

Cost of revenues(a)................................................     (801)        (997)          -          -
Selling, general and administrative(a).............................     (840)        (747)          -          -
Amortization of goodwill and other intangibles.....................     (415)        (121)          -          -
                                                                      ------       ------       -----      -----

Operating income (loss)............................................     (280)          70           -          -
Equity in pretax income (loss) of TWE(a)...........................     (227)         255        (155)       175
Interest expense, net..............................................      (11)          (1)          -          -
Other income (expense), net(a).....................................     (228)        (171)       (146)        21
                                                                      ------       ------       -----      -----

Income (loss) before income taxes and cumulative effect of
     accounting change.............................................     (746)         153        (301)       196
Income tax expense(a)..............................................      (31)        (113)        (15)       (93)
                                                                      ------       ------       -----      -----

Income (loss) before cumulative effect of accounting change........     (777)          40        (316)       103
Cumulative effect of accounting change, net of $135 million
     income tax benefit for WCI and $91 million income tax
     benefit for ATC...............................................        -         (202)          -       (136)
                                                                      ------       ------       -----      -----

Net loss...........................................................   $ (777)      $ (162)      $(316)     $ (33)
                                                                      ======       ======       =====      =====

------------------
(a) Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

       Revenues....................................................    $ 111         $143      $    -      $    -
       Cost of revenues............................................       (2)          (5)          -           -
       Selling, general and administrative.........................       (9)          (5)          -           -
       Equity in pretax income (loss) of TWE.......................      (50)         (58)          -           -
       Other income (expense), net.................................       16            2           -           -
       Income tax benefit (expense)................................       39          (37)          9         (68)


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                               WCI                        ATC
                                                                       --------------------    ----------------------
                                                                        2001         2000        2001         2000
                                                                        ----         ----        ----         ----
                                                                                        (millions)
OPERATIONS
Net loss...........................................................    $(777)       $(162)      $(316)       $(33)
Adjustments for noncash and nonoperating items:
     Cumulative effect of accounting change........................        -          202           -         136
     Depreciation and amortization.................................      461          162           -           -
     Excess of distributions over equity in pretax income of TWE...      459           25         314          18
     Equity in losses (income) of other investee companies after
       distributions...............................................      224           37         146         (10)
Changes in operating assets and liabilities........................       38         (107)         14         103
                                                                       -----        -----       -----       -----

Cash provided by operations........................................      405          157         158         214
                                                                       -----        -----       -----       -----

INVESTING ACTIVITIES
Investments and acquisitions.......................................      (68)         (10)          -           -
Capital expenditures...............................................      (70)         (65)          -           -
                                                                       -----        -----       -----       -----

Cash used by investing activities..................................     (138)         (75)          -           -
                                                                       -----        -----       -----       -----

FINANCING ACTIVITIES
Dividends..........................................................     (206)        (115)       (139)        (77)
Increase in amounts due from TW Companies, net.....................      (54)         (22)        (19)       (137)
                                                                       -----        -----       ------      -----

Cash used by financing activities..................................     (260)        (137)       (158)       (214)
                                                                       -----        -----       -----       -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS........................        7          (55)          -           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................       36          107           -           -
                                                                       -----        -----       -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD..............................    $  43        $  52       $   -       $   -
                                                                       =====        =====       =====       =====


See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                              WCI                     ATC
                                                                     -------------------      -------------------
                                                                     2001           2000      2001          2000
                                                                     ----           ----      ----          ----
                                                                                       (millions)
BALANCE AT BEGINNING OF PERIOD.....................................  $ 8,776       $8,737     $ 2,075      $2,137

Net loss...........................................................     (777)        (162)       (316)        (33)
Other comprehensive loss...........................................      (13)         (25)         (3)        (15)
                                                                     -------       ------     -------      ------
Comprehensive loss.................................................     (790)        (187)       (319)        (48)

Increase in stock option distribution liability to
   TW Companies(a).................................................     (484)        (133)       (333)        (92)
Dividends..........................................................       (4)        (698)          -           -
Transfers to TW Companies, net.....................................      (53)         673         (19)       (137)
Allocation of a portion of the purchase price of the America
   Online-Time Warner merger to WCI and ATC........................   52,982            -      28,253           -
Other..............................................................        2            5           2           6
                                                                     -------       ------     -------      ------

BALANCE AT END OF PERIOD...........................................  $60,429       $8,397     $29,659      $1,866
                                                                     =======       ======     =======      ======

------------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $484 million and $133 million for WCI and $333 million and $92 million for ATC were accrued in the first six months of 2001 and 2000, respectively, because of an increase in the market price of AOL Time Warner common stock (Note 4).


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

         WCI conducts substantially all of TW Companies's Music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interests in TWE and certain other investments.

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

Basis of Presentation

America Online-Time Warner Merger

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. A preliminary allocation of the excess of the purchase price, including transaction costs, over the book value of the General Partners' net assets to the extent acquired has been made to goodwill and other intangible assets, including, for WCI, music catalogues and music copyrights and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


                                                                           Weighted-Average
                                                                              Useful Life
                                                                              -----------
                                                                                (Years)
         Music catalogues and copyrights.....................................     20
         Brands and trademarks...............................................     30
         Goodwill............................................................     20

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

         As discussed further below, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which provides, among other things, for the nonamortization of goodwill and intangible assets with indefinite useful lives. Consequently, goodwill and some intangible assets recognized in connection with the Merger will no longer be amortized, beginning in the first quarter of 2002.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

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

         Time Warner and TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other Time Warner consolidated subsidiaries, which are accounted for under the equity method, net income for the six months ended June 30, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2000.

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101

         In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While WCI's existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, WCI's revenues and costs were reduced by an equal amount of $45 million during the second quarter of 2000 and $62 million during the six months ended June 30, 2000.

Emerging Issues Task Force Issue No. 00-25

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for WCI and ATC in the first quarter of 2002.
EITF 00-25 clarifies the income statement classification of costs that are incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. WCI and ATC are in the process of evaluating the overall impact of EITF 00-25 on its consolidated financial statements. However, neither WCI nor ATC believes the impact of adopting EITF 00-25 will be material to their financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

the transfer of financial assets occurring after June 30, 2001. Management does not expect the provisions of FAS 140 to have a significant effect on WCI or ATC's consolidated financial statements.

Accounting for Business Combinations

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for WCI and ATC in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. WCI and ATC are in the process of quantifying the anticipated impact of adopting the provisions of FAS 142, which is expected to be significant.

         Upon adoption, WCI and ATC will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on current levels of goodwill, this would reduce WCI's annual amortization expense by approximately $770 million, equity in the pretax loss of TWE by approximately $800 million and other expense, net, by approximately $300 million. The impact on ATC would be an annual reduction in the equity in the pretax loss of TWE by approximately $550 million and other expense, net, by approximately $225 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to increase WCI's and ATC's annual net income by approximately $1.9 billion and $775 million, respectively.

         In addition, WCI and TWE are in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, WCI and TWE may be prohibited from amortizing certain intangible assets, which will serve to further increase both WCI's and ATC's earnings. For WCI, annual pretax amortization could be further reduced by up to $60 million, annual equity in the pretax loss of TWE could be further reduced by approximately $350 million to $450 million and annual other expense, net, could be further reduced by up to $20 million, all of which would have a corresponding after-tax increase on WCI's net income of approximately $200 million to $320 million. For ATC, annual equity in the pretax loss of TWE could be further reduced by approximately $250 million to $300 million, which would have a corresponding after-tax increase on ATC's net income of approximately $150 million to $180 million.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

million during the first quarter of 2001. The restructuring liability is for costs to be incurred for exiting and consolidating activities at WCI, as well as costs incurred to terminate employees of WCI.

         Of the total restructuring costs, $225 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $15 million were made in the second quarter of 2001. No payments were made during the first quarter. As of June 30, 2001, the remaining liability of approximately $210 million was primarily classified as a current liability in WCI's accompanying consolidated balance sheet.

         The restructuring charge also includes approximately $87 million associated with exiting certain activities. The restructuring charge associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments of approximately $6 million were made against this liability in the second quarter of 2001. No payments were made during the first quarter. As of June 30, 2001, the remaining liability of $81 million was primarily classified as a long-term liability in WCI's accompanying consolidated balance sheet.

         The restructuring costs recorded in the first six months of 2001 are based on WCI's restructuring plans that have been committed to by management. These integration plans are expected to be broadened to include additional restructuring initiatives as management continues to evaluate the integration of the combined companies and complete its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):

                                                       Employee           Other
                                                     Termination       Exit Costs         Total
                                                     ------------     ------------    ------------
Initial accruals                                           $225              $87            $312

Incremental accruals                                          -                -               -

Cash paid                                                   (15)              (6)            (21)
                                                     ------------     ------------    ------------

Restructuring liability as of June 30, 2001                $210               $81           $291
                                                     ============     ============    ============

3. COLUMBIA HOUSE INVESTMENT WRITE-DOWN

         In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House's operations and the transformation of Columbia House's traditional business model to an online one increased. As a result, Time Warner's management concluded that the decline in Columbia House's business was likely to continue through the near term. As such, WCI recorded a $115 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in other income (expense), net, in the accompanying consolidated statement of operations for the six months ended June 30, 2000.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


4. INVESTMENT in TWE

         The General Partners' investment in and amounts due to and from TWE at June 30, 2001 and December 31, 2000 consists of the following:

         June 30, 2001                                                                          WCI        ATC
         -------------                                                                          ---        ---
                                                                                                   (millions)
         Investment in TWE.................................................................. $ 36,804    $ 25,326
         Stock option related distributions due from TWE....................................      686         471
         Other net receivables due from TWE.................................................       70           -
                                                                                             --------    --------
         Total.............................................................................. $ 37,560    $ 25,797
                                                                                             ========    ========


         December 31, 2000                                                                      WCI        ATC
         -----------------                                                                      ---        ---
                                                                                                   (millions)
         Investment in TWE..................................................................   $2,242      $1,575
         Stock option related distributions due from TWE....................................      404         277
         Other net liabilities due to TWE, principally related to home video distribution...     (586)          -
                                                                                               ------      ------
         Total..............................................................................   $2,060      $1,852
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

Summarized Financial Information of TWE

         Set forth below is summarized financial information of TWE. The comparability of TWE's summarized financial information has been affected by a number of significant transactions and nonrecurring items. Specifically, for the first six months of 2000, the operating results include (i) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a $50 million pretax charge in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iii) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard. For a more comprehensive description of the noncash charge from the cumulative effect of an accounting change, see Note 1 to the accompanying TWE consolidated financial statements. In addition, as a result of the Merger and the application of the purchase method of accounting to TWE, the accompanying summarized historical operating results and financial condition for TWE are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful pro forma financial information for 2000 has been provided supplementally as if the Merger had occurred on January

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

1, 2000. For a more comprehensive description of the impact of the Merger on TWE, see Notes 1 and 2 to the accompanying TWE consolidated financial statements.

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                    ------------------------------- -------------------------------
                                                       2001      2000       2000       2001      2000       2000
                                                    Historical Pro Forma Historical Historical Pro Forma Historical
                                                    ---------- --------- ---------- ---------- --------- ----------
                                                                              (millions)
Operating Statement Information
Revenues..........................................  $ 3,628     $3,313     $3,313     $7,170     $6,624    $6,624
Operating income (loss)...........................       33        (58)       485         11       (149)      938
Interest expense, net.............................     (142)      (163)      (163)      (295)      (301)     (301)
Other expense, net................................      (47)      (132)      (109)       (87)      (169)     (124)
Minority interest.................................      (70)       (43)       (43)      (173)       (83)      (83)
Income (loss) before income taxes and ............
     cumulative effect of an accounting change....     (226)      (396)       170       (544)      (702)      430
Income (loss) before cumulative effect of an
     accounting change............................     (232)      (421)       145       (582)      (763)      369
Net income (loss).................................     (232)      (421)       145       (582)    (1,287)     (155)


                                                                                      Six Months Ended June 30,
                                                                                  ---------------------------------
                                                                                     2001       2000        2000
                                                                                  Historical  Pro Forma  Historical
                                                                                  ----------  ---------  ----------
                                                                                             (millions)

Cash Flow Information
Cash provided by operations.....................................................   $ 1,017    $ 1,675    $ 1,675
Investments and acquisitions....................................................      (702)      (231)      (231)
Capital expenditures............................................................    (1,003)      (894)      (894)
Investment proceeds.............................................................        32         74         74
Borrowings......................................................................     3,633        894        894
Debt repayments.................................................................    (2,528)    (1,317)    (1,317)
Capital distributions...........................................................      (391)      (473)      (473)
Other...........................................................................       (71)       (66)       (66)
Decrease in cash and equivalents................................................       (13)      (338)      (338)


                                                                                   June 30,  December 31,  December 31,
                                                                                     2001        2000         2000
                                                                                  Historical  Pro Forma    Historical
                                                                                  ----------  ---------    ----------
                                                                                             (millions)

Balance Sheet Information
Cash and equivalents............................................................  $    293   $    306    $    306
Total current assets............................................................     4,984      4,911       4,911
Total assets....................................................................    85,538     84,976      25,458
Total current liabilities.......................................................     6,304      6,498       6,498
Long-term debt .................................................................     8,467      7,108       7,108
Minority interests..............................................................     1,976      1,881       1,881
Partners' capital...............................................................    65,064     66,444       6,926

Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 2001 and December 31, 2000, the General Partners had recorded $1.157 billion and $681 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $53.00 at June 30, 2001 and $34.80 as of December 31, 2000. The General Partners are paid

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 2001, the General Partners received cash distributions from TWE in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. During the six months ended June 30, 2000, the General Partners received cash distributions from TWE in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions. Of such aggregate distributions, WCI received $232 million during the first six months of 2001 and $280 million in 2000 and ATC received $159 million during the first six months of 2001 and $193 million in 2000.

5.       GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $3.9 billion of TWE's debt and accrued interest at June 30, 2001, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at June 30, 2001 that was guaranteed by each General Partner is set forth below:


                                                                                               Total Guaranteed by
                                                                                              Each General Partner
                                                                                              --------------------
         General Partner                                                                           %       Amount
         ---------------                                                                         -----     ------
                                                                                              (dollars in millions)

         WCI..............................................................................       59.27     $2,334
         ATC..............................................................................       40.73      1,604
                                                                                                ------     ------
         Total............................................................................      100.00     $3,938
                                                                                                ======     ======

6.       COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

matters (including those matters described above), and developments or assertions by or against WCI or TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI's business, financial condition and operating results.

7.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                    Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                    2001                    2000
                                                                            ------------------      ---------------
                                                                               WCI       ATC         WCI      ATC
                                                                               ---       ---         ---      ---
                                                                                            (millions)
         Cash payments made for interest.................................    $   6     $   -       $   5     $  -
         Interest income received........................................        5         -           5        -
         Net cash payments (refunds) for income taxes....................       21        (9)         36       68
         Tax-related distributions received from TWE.....................       30        20         168      116
         Noncash capital distributions, net..............................     (484)     (333)       (133)     (92)

Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

                           Part II. Other Information

Item 1.   Legal Proceedings.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., described on pages I-20 and I-21 of TWE's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). On June 15, 2001, TWE filed a petition for certiorari with the U.S. Supreme Court.

         Reference is made to the state lawsuits which are related to the Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al litigation referred to on page I-21 of TWE's 2000 Form 10-K and page 37 of TWE's Form 10-Q for the quarter ended March 31, 2001. Motions to dismiss were partially granted in two states and denied in a third.


Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         None.

         (b)  Reports on Form 8-K.

         No Current Report on Form 8-K was filed by TWE during the quarter ended June 30, 2001.

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

Date: August 14, 2001