Form 10-Q
period 2001-09-30
AMERICAN TELEVISION & COMMUNICATIONS CORP; TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC
filed 2001-11-14
CIK 5910, 893657, 104650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2001, or
                                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934 for the transition period from ______________________ to ________________________.

Commission file number 001-12878
                       ---------

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

                               INDEX TO FORM 10-Q


                                                                                                        Page
                                                                                                    --------------
                                                                                                             TWE
                                                                                                           General
                                                                                                    TWE   Partners
                                                                                                    ---   --------
PART I. FINANCIAL INFORMATION
Management's discussion and analysis of results of operations and financial condition.............     1       25
Consolidated balance sheets at September 30, 2001 and December 31, 2000...........................    10       30
Consolidated statements of operations for the three and nine months ended September 30, 2001
   and 2000.......................................................................................    11       31
Consolidated statements of cash flows for the nine months ended September 30, 2001
   and 2000.......................................................................................    12       33
Consolidated statements of partnership capital and shareholders' equity for the
   nine months ended September 30, 2001 and 2000..................................................    13       34
Notes to consolidated financial statements........................................................    14       35

PART II. OTHER INFORMATION........................................................................    45

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         AOL Time Warner Inc. ("AOL Time Warner") is the world's first Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

         A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. ("AT&T").

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

Use of EBITDA

         TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of goodwill and intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

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

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in 2000. The operating results for the first nine months of 2000, on both a historical and pro forma basis, included (i) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation ("Six Flags"), (ii) a $50 million pretax charge in the second quarter relating to the Six Flags litigation, (iii) a pretax loss of $8 million in the second quarter relating to the sale or exchange of certain cable systems and investments, (iv) a net pretax investment-related gain of approximately $65 million recognized in the third quarter, principally related to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, and
(v) a noncash charge of $524 million in the first quarter shown separately in the accompanying consolidated statement of operations related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant and nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items.

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

RESULTS OF OPERATIONS

         Revenues and EBITDA by business segment are as follows:

                                      Three Months Ended September 30,                Nine Months Ended September 30,
                                   -------------------------------------------  --------------------------------------------
                                         Revenues                EBITDA                Revenues               EBITDA
                                   -------------------------------------------  --------------------------------------------
                                      2001     2000(a)      2001      2000(a)     2001       2000(a)     2001       2000(a)
                                   Historical Pro Forma  Historical  Pro Forma  Historical  Pro Forma  Historical  Pro Forma
                                   ---------- ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                     (millions)
Cable............................   $1,513     $1,288    $  681      $  614     $ 4,362     $  3,799   $ 2,009     $ 1,782
Filmed Entertainment.............    1,689      1,688       204         157       4,882        4,710       465         459
Networks.........................      726        658       184         134       2,195        1,993       498         355
Corporate........................        -          -       (19)        (19)          -            -       (58)        (56)
Intersegment elimination.........     (125)      (140)         -          -        (466)        (384)        -           -
                                    ------     ------    ------      ------     -------      -------   -------     -------
Total revenues and EBITDA........   $3,803     $3,494    $1,050      $  886     $10,973      $10,118   $ 2,914     $ 2,540
Depreciation and amortization....        -          -     (957)        (911)          -            -    (2,810)     (2,714)
                                    ------     ------    ------      ------     -------      -------   -------     -------
Total revenues and operating
   income (loss).................   $3,803     $3,494    $  93       $  (25)    $10,973      $10,118   $   104     $  (174)
                                    ======     ======    =====       ======     =======      =======   =======     =======

-------------------

(a) 2001 operating results reflect the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma financial information for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation. TWE's historical EBITDA and operating income for the three months ended September 30, 2000 were $889 million and $516 million, respectively. TWE's historical EBITDA and operating income for the nine months ended September 30, 2000 were $2.548 billion and $1.454 billion, respectively.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated Results

         TWE had revenues of $3.803 billion and a net loss of $241 million for the three months ended September 30, 2001, compared to revenues of $3.494 billion on both a pro forma and historical basis and a net loss of $315 million on a pro forma basis (net income of $248 million on a historical basis) for the three months ended September 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the third quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 related to the 1999 sale of an interest in CanalSatellite.

         Revenues. TWE's revenues increased to $3.803 billion in 2001, compared to $3.494 billion on both a pro forma and historical basis in 2000. This increase was driven by an increase in subscription revenues of 13% to $1.863 billion, an increase in advertising and commerce revenues of 3% to $319 million and an increase in content and other revenues of 6% to $1.621 billion.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and higher subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and at The WB Network. The

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


increase in content and other revenues was principally due to licensing arrangements for the continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends at the Filmed Entertainment segment.

         Net Income (Loss). TWE's net loss decreased by $74 million to $241 million in 2001, compared to $315 million on a pro forma basis in 2000 (net income of $248 million on a historical basis). Excluding the effect of the nonrecurring item referred to earlier, TWE's net loss decreased by $139 million to $241 million in 2001 from $380 million on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA and lower interest expense, offset in part by increases in depreciation expense and the absence in 2001 of a net pretax investment-related gain of approximately $65 million related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite.

         Depreciation and Amortization. Depreciation and amortization increased to $957 million in 2001 from $911 million on a pro forma basis in 2000 ($373 million on a historical basis). This increase was due to an increase in depreciation, primarily reflecting higher levels of capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense, net decreased to $133 million in 2001, compared to $160 million on both a pro forma and historical basis in 2000, principally as a result of lower market interest rates offset in part by higher outstanding debt levels.

         Other Expense (Income), Net. Other expense, net, increased to $101 million in 2001, compared to $11 million on a pro forma basis in 2000 (other income of $11 million on a historical basis), primarily due to the absence in 2001 of a net pretax investment-related gain of approximately $65 million recognized in 2000, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite and higher losses on certain investments accounted for under the equity method of accounting.

         Minority Interest Expense. Minority interest expense of $69 million in 2001, was comparable to the $62 million of minority interest expense on both a pro forma and historical basis in 2000.

         Income Tax Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $31 million in 2001 and $57 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $1.513 billion in 2001, compared to $1.288 billion in 2000. EBITDA increased to $681 million in 2001 from $614 million on a pro forma basis in 2000. Revenues increased due to a 15% increase in subscription revenues and a 42% increase in advertising and commerce revenues. The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches. EBITDA increased principally as a result of the revenue growth, offset in part by higher programming costs related to the roll-out of digital services and programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.689 billion in 2001, compared to $1.688 billion in 2000. EBITDA increased to $204 million in 2001 from $157 million on a pro forma basis in 2000. Revenues benefited from the licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


broadcasting rights for Friends and higher DVD sales. This benefit was offset entirely from lower domestic theatrical revenues and lower revenues in the retail operations, related to the closure of Warner Bros.' Studio Stores. EBITDA benefited from the licensing of Friends, reduced losses from the closure of the Studio Store operations and reduced expenses for online development.

         Networks. Revenues increased to $726 million in 2001, compared to $658 million in 2000. EBITDA increased to $184 million in 2001 from $134 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated Results

         TWE had revenues of $10.973 billion and a net loss of $823 million for the nine months ended September 30, 2001, compared to revenues of $10.118 billion on both a pro forma and historical basis and a loss before the cumulative effect of an accounting change of $1.078 billion on a pro forma basis (income before the cumulative effect of an accounting change of $617 million on a historical basis) for the nine months ended September 30, 2000.

         As previously described, in addition to the consummation of the Merger, the comparability of TWE's operating results for the third quarter of 2000, on both a pro forma and historical basis, has been affected by the recognition of certain significant, nonrecurring items aggregating approximately $507 million of net pretax losses.

         Revenues. TWE's revenues increased to $10.973 billion in 2001, compared to $10.118 billion in 2000. This increase was driven by an increase in subscription revenues of 12% to $5.472 billion, an increase in advertising and commerce revenues of 3% to $932 million and an increase in content and other revenues of 6% to $4.569 billion.

         As discussed more fully below, the increase in subscription revenues was principally due to an increase in the number of subscribers and higher subscription rates at both the Cable and Networks segments. The increase in advertising and commerce revenues was principally due to increased advertising at the Cable segment and at The WB Network. The increase in content and other revenues was principally due to increased distribution of theatrical product at the Filmed Entertainment segment.

         Net Income (Loss.) TWE's net loss decreased by $779 million to $823 million in 2001, compared to $1.602 billion on a pro forma basis in 2000 (net income of $93 million on a historical basis). Excluding the effect of the nonrecurring items referred to earlier, TWE's net loss decreased by $272 million to $823 million in 2001 from $1.095 billion on a pro forma basis in 2000. TWE's net loss decreased due to higher EBITDA, lower amortization expense and lower interest expense, offset in part by increases in depreciation expense and minority interest.

         Depreciation and Amortization. Depreciation and amortization increased to $2.810 billion in 2001 from $2.714 billion on a pro forma basis in 2000 ($1.094 billion on a historical basis). This increase was due to an increase in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


depreciation, primarily reflecting higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, offset in part by a decrease in amortization.

         Interest Expense, Net. Interest expense, net decreased to $428 million in 2001, compared to $461 million on both a pro forma and a historical basis in 2000, principally as a result of lower market interest rates and the absence in 2001 of additional interest expense recognized in the second quarter of 2000 related to the Six Flags litigation, offset in part by higher outstanding debt levels.

         Other Expense, Net. Other expense, net, increased to $188 million in 2001, compared to $180 million on a pro forma basis in 2000 ($113 million on a historical basis), primarily due to the absence in 2001 of a net pretax investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, offset in part by higher gains on the sale or exchange of various unconsolidated cable television systems and investments, lower losses from certain investments accounted for under the equity method of accounting and lower losses on asset securitization programs.

         Minority Interest Expense. Minority interest expense increased to $242 million in 2001, compared to $145 million on both a pro forma and a historical basis in 2000. Minority interest expense increased principally due to pretax gains in 2001 on the exchange of various unconsolidated cable television systems at an equity investee of the TWE-Advance/Newhouse Partnership attributable to the minority owners of TWE-A/N and a higher allocation of losses in 2000 to a minority partner in The WB Network.

         Income Tax Expense Provision. As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $69 million in 2001 and $118 million on both a pro forma and historical basis in 2000, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Cable. Revenues increased to $4.362 billion in 2001, compared to $3.799 billion in 2000. EBITDA increased to $2.009 billion in 2001 from $1.782 billion on a pro forma basis in 2000. Revenues increased due to a 14% increase in subscription revenues and a 26% increase in advertising and commerce revenues. The increase in subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and an increase in basic cable subscribers. The increase in advertising and commerce revenues was primarily related to a general increase in advertising sales, including advertising purchased by programming vendors to promote their channel launches. EBITDA increased principally as a result of the revenue gains, offset in part by higher programming costs related to the roll-out of digital services and programming rate increases.

         Filmed Entertainment-Warner Bros. Revenues increased to $4.882 billion in 2001, compared to $4.710 billion in 2000. EBITDA increased to $465 million in 2001 from $459 million on a pro forma basis in 2000. Revenues benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and licensing arrangements for continuing second-cycle broadcasting rights and increased first-cycle broadcasting rights for Friends. This benefit was offset in part by lower revenues in the retail operations related to the closure of Warner Bros.' Studio Stores. EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher advertising and distribution costs because of an increase in the number and timing of new theatrical releases in comparison to the prior year comparable period.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Networks. Revenues increased to $2.195 billion in 2001, compared to $1.993 billion in 2000. EBITDA increased to $498 million in 2001 from $355 million on a pro forma basis in 2000. Revenues grew primarily due to an increase in subscription revenues at HBO and an increase in advertising and commerce revenues at The WB Network. For HBO, subscription revenues benefited primarily from an increase in the number of subscribers and higher rates. For The WB Network, the increase in advertising and commerce revenues was driven by increased advertising rates and ratings in key demographic groups and the intercompany sale of advertising to other business segments of TWE. EBITDA was higher due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO's overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in advertising and commerce revenues.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2001

Financial Condition

         At September 30, 2001, TWE had $8.1 billion of debt, $329 million of cash and equivalents (net debt of $7.8 billion) and $65.5 billion of partners' capital, compared to $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $66.4 billion of partners' capital on a pro forma basis at December 31, 2000. On a historical basis, TWE had $7.1 billion of debt, $306 million of cash and equivalents (net debt of $6.8 billion) and $6.9 billion of partners' capital at December 31, 2000.

Cash Flows

         During the first nine months of 2001, TWE's cash provided by operations amounted to $1.997 billion and reflected $2.914 billion of EBITDA and $243 million of proceeds received under TWE's asset securitization program, less $416 million of net interest payments, $139 million of net income taxes paid and $605 million related to an increase in other working capital requirements. Cash provided by operations of $2.172 billion in the first nine months of 2000 reflected $2.540 billion of pro forma EBITDA and $221 million of proceeds received under TWE's asset securitization program, less $403 million of net interest payments, $81 million of net income taxes paid and $105 million related to an increase in other working capital requirements.

         Cash used by investing activities was $2.242 billion in the nine months of 2001, compared to $1.500 billion in 2000. The cash used by investing activities in 2001 included $832 million in cash used for the acquisition of investments and $1.442 billion of capital expenditures, offset in part by $32 million of proceeds received from the sale of investments. The cash used by investing activities in 2000 included $275 million in cash used for the acquisition of investments and $1.436 billion of capital expenditures, offset in part by $211 million of proceeds received from the sale of investments.

         Cash provided by financing activities was $268 million in the first nine months of 2001, compared to cash used by financing activities of $927 million in 2000. Cash provided by financing activities in 2001 primarily related to $744 million of net borrowings, offset in part by capital distributions of $404 million. Cash used in financing activities in 2000 primarily related to $168 million of net debt repayments and $684 million of capital distributions.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Cable Capital Spending

         TWE's capital spending primarily relates to spending at Time Warner Cable. Over the past three years, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.362 billion in 2001, compared to $1.351 billion in 2000. As more systems are upgraded, the fixed portion of Cable's capital spending is replaced with spending that varies based on the number of new subscribers. At September 30, 2001, TWE's Cable segment managed 2.861 million digital cable subscribers, a 22.6% penetration of basic cable subscribers. This compares to
1.259 million digital cable subscribers, or a 10.0% penetration of basic cable subscribers at September 30, 2000. Similarly, the number of high-speed online customers grew to 1.661 million, or 9.1% of eligible homes, from 719 thousand, or 5.8% of eligible homes at September 30, 2000. Such rapid growth of subscribers to these digital services increased the variable capital spending for digital cable boxes, high-speed modems and associated support equipment. Cable capital spending for the remainder of 2001 is expected to remain at levels comparable to 2000, reflecting spending on variable capital commensurate with the roll-out of Time Warner Cable's popular digital services, including digital cable and high-speed online services. Capital spending is expected to continue to be funded by Time Warner Cable's operating cash flow.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                           September 30, December 31, December 31,
                                                                               2001          2000         2000
                                                                            Historical   Pro Forma(a) Historical(a)
                                                                            ----------   ------------ -------------
                                                                                          (millions)
ASSETS
Current assets
Cash and equivalents.......................................................    $   329      $   306      $   306
Receivables, including $1.205, $1.556 and $1.556 billion due from AOL
    Time Warner, less allowances of $754, $677 and $677 million............      3,712        3,643        3,643
Inventories................................................................        770          762          762
Prepaid expenses...........................................................        275          200          200
                                                                               -------      -------      -------

Total current assets.......................................................      5,086        4,911        4,911
Noncurrent inventories and film costs......................................      4,696        3,938        2,579
Investments................................................................      2,479        2,218          543
Property, plant and equipment..............................................      8,238        7,468        7,493
Cable television franchises................................................     20,200       23,100        5,329
Brands and trademarks......................................................      2,105        2,500            -
Goodwill and other intangible assets.......................................     41,346       39,882        3,603
Other assets...............................................................      1,168          959        1,000
                                                                               -------      -------      -------

Total assets...............................................................    $85,318      $84,976      $25,458
                                                                               =======      =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................    $ 2,479      $ 2,272      $ 2,272
Participations payable.....................................................        990          969          969
Programming costs payable..................................................        572          455          455
Debt due within one year...................................................          2            3            3
Other current liabilities, including $1.486, $1.223 and $1.223 billion due
    to AOL Time Warner.....................................................      2,604        2,799        2,799
                                                                               -------      -------      -------

Total current liabilities..................................................      6,647        6,498        6,498
Long-term debt, including $2.291 billion due to AOL Time Warner at
    September 30, 2001.....................................................      8,106        7,108        7,108

Other long-term liabilities, including $476, $681 and $681 million
    due to AOL Time Warner.................................................      3,016        3,045        3,045
Minority interests.........................................................      2,038        1,881        1,881

Partners' capital
Contributed capital........................................................     66,879       66,793        7,349
Partnership deficit........................................................     (1,368)        (349)        (423)
                                                                               -------      -------      -------

Total partners' capital....................................................     65,511       66,444        6,926
                                                                               -------      -------      -------

Total liabilities and partners' capital....................................    $85,318      $84,976      $25,458
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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                  ------------------------------------- ------------------------------------
                                                      2001       2000         2000         2001       2000         2000
                                                  Historical Pro Forma(a) Historical(a) Historical Pro Forma(a) Historical(a)
                                                  ---------- ------------ ------------- ---------- ------------ ------------
                                                                               (millions)
Revenues:
   Subscriptions................................... $ 1,863     $ 1,649      $ 1,649     $ 5,472    $ 4,892      $ 4,892
   Advertising and commerce........................     319         310          310         932        901          901
   Content and other...............................   1,621       1,535        1,535       4,569      4,325        4,325
                                                    -------     -------      -------     -------    -------      -------

Total revenues(b)..................................   3,803       3,494        3,494      10,973     10,118       10,118

Cost of revenues(b)................................  (2,429)     (2,187)      (2,199)     (6,945)    (6,266)      (6,305)
Selling, general and administrative(b).............    (608)       (639)        (636)     (1,904)    (1,943)      (1,935)
Amortization of goodwill and other intangible
    assets.........................................    (673)       (693)        (143)     (2,020)    (2,083)        (424)
                                                    -------     -------      -------     -------    -------      -------
Operating income (loss)............................      93         (25)         516         104       (174)       1,454
Interest expense, net..............................    (133)       (160)        (160)       (428)      (461)        (461)
Other income (expense), net(b).....................    (101)        (11)          11        (188)      (180)        (113)
Minority interest..................................     (69)        (62)         (62)       (242)      (145)        (145)
                                                    -------     -------      -------     -------    -------      -------

Income (loss) before income taxes and cumulative
   effect of accounting change.....................    (210)       (258)         305        (754)      (960)         735
Income taxes.......................................     (31)        (57)         (57)        (69)      (118)        (118)
                                                    -------     -------      -------     -------    -------      -------

Income (loss) before cumulative effect of
   accounting change...............................    (241)       (315)         248        (823)    (1,078)         617
Cumulative effect of accounting change.............       -           -            -           -       (524)        (524)
                                                    -------     -------      -------     -------    -------      -------

Net income (loss).................................. $  (241)    $  (315)     $   248     $  (823)   $(1,602)     $    93
                                                    =======     =======      =======     =======    =======      =======

--------------
(a) TWE's historical financial statements for prior periods represent the financial results of TWE prior to the America Online-Time Warner merger. In order to enhance comparability, pro forma financial statements for 2000 are presented supplementally as if the merger of America Online and Time Warner had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation (Note 1).

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues.................................       $274        $224         $224        $715       $443         $443
       Cost of revenues.........................       (140)       (111)        (111)       (395)      (258)        (258)
       Selling, general and administrative......        (32)        (25)         (25)       (113)      (109)        (109)
       Other income (expense), net..............          5          11           11           7         20           20


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                     2001         2000          2000
                                                                  Historical   Pro Forma(a)  Historical(a)
                                                                 -----------   ---------     ----------
                                                                                (millions)
OPERATIONS
Net income (loss) ...........................................      $  (823)      $(1,602)      $    93
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change ...................            -           524           524
   Depreciation and amortization ............................        2,810         2,714         1,094
   Amortization of film costs ...............................        1,322         1,160         1,160
   Equity in losses of investee companies after distributions          235           242           164
Changes in operating assets and liabilities .................       (1,547)         (866)         (863)
                                                                   -------       -------       -------

Cash provided by operations .................................        1,997         2,172         2,172
                                                                   -------       -------       -------

INVESTING ACTIVITIES
Investments and acquisitions ................................         (832)         (275)         (275)
Capital expenditures ........................................       (1,442)       (1,436)       (1,436)
Investment proceeds .........................................           32           211           211
                                                                   -------       -------       -------

Cash used by investing activities ...........................       (2,242)       (1,500)       (1,500)
                                                                   -------       -------       -------

FINANCING ACTIVITIES
Borrowings ..................................................        3,279         1,250         1,250
Debt repayments .............................................       (2,535)       (1,418)       (1,418)
Capital distributions .......................................         (404)         (684)         (684)
Other .......................................................          (72)          (75)          (75)
                                                                   -------       -------       -------

Cash provided (used) by financing activities ................          268          (927)         (927)
                                                                   -------       -------       -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .................           23          (255)         (255)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .................          306           517           517
                                                                   -------       -------       -------

CASH AND EQUIVALENTS AT END OF PERIOD .......................      $   329       $   262       $   262
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


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                        2001         2000
                                                                     Historical   Historical
                                                                     ----------   ----------
                                                                           (millions)
BALANCE AT BEGINNING OF PERIOD .................................     $  6,926      $ 7,149

Allocation of a portion of the purchase price in connection
   with America Online-Time Warner merger to TWE ...............       59,518            -
                                                                     --------      -------
Balance at beginning of period, adjusted to give effect to
   the America Online-Time Warner merger .......................       66,444        7,149

Net income (loss) ..............................................         (823)          93
Other comprehensive income (loss) ..............................            2          (57)
                                                                     --------      -------
Comprehensive income (loss)(a) .................................         (821)          36
Distributions ..................................................         (199)        (760)
Other ..........................................................           87           16
                                                                     --------      -------

BALANCE AT END OF PERIOD .......................................     $ 65,511      $ 6,441
                                                                     ========      =======

-------------------
(a) Comprehensive income (loss) was $(225) million for the three months ended September 30, 2001 and $237 million for the three months ended September 30, 2000.


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     AOL Time Warner Inc. ("AOL Time Warner") is the world's first fully integrated Internet-powered media and communications company. The Company was formed in connection with the merger of America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner"), which was consummated on January 11, 2001 (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

     A majority of AOL Time Warner's interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. ("TWE"). AOL Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

     TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

     Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.,
(2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) leading television networks, such as The WB Network, HBO and Cinemax.

     The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 6). TWE's business segments generate significant cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of goodwill and intangible assets recognized primarily in connection with the America Online-Time Warner merger. Noncash amortization of goodwill and intangible assets recorded by TWE's business segments amounted to $673 million in the third quarter of 2001 and $693 million on a pro forma basis in the third quarter of 2000 ($143 million on a historical basis). Noncash amortization of intangible assets amounted to $2.020 billion for the first nine months of 2001 and $2.083 billion on a pro forma basis for the first nine months of 2000 ($424 million on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Basis of Presentation

America Online-Time Warner Merger

     The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets, such as film and television libraries, cable television franchises and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

                                                       Weighted-Average
                                                          Useful Life
                                                          -----------
                                                            (Years)
     Film and television libraries.......................     17
     Cable television franchises.........................     25
     Brands and trademarks...............................     34
     Goodwill............................................     25

     The estimates of the fair values and weighted average useful lives of net assets acquired, identified intangibles and goodwill are based upon a preliminary estimate. Additional work needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. TWE does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

     TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, TWE's pro forma net loss in 2000 (net income on a historical basis) includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 will be effective for TWE in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. TWE management does not believe that the application of the provisions of EITF 00-25 will have a material impact on TWE's consolidated financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 144 will have a material impact on TWE's consolidated financial statements.

Asset Retirement Obligations

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for TWE in the first quarter of 2002. TWE management does not expect that the application of the provisions of FAS 143 will have a material impact on TWE's consolidated financial statements.

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

     Upon adoption, TWE will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on the current levels of goodwill, this would reduce annual amortization expense and, with respect to equity investees, it would reduce other expense, net, by approximately $1.7 billion and $100 million, respectively. The impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to similarly increase TWE's annual net income by approximately $1.8 billion. In addition, TWE is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, TWE may stop amortizing an additional $20 billion to $25 billion of intangible assets. This could result in an additional reduction of amortization by approximately $800 million to $1 billion, which will have a corresponding increase in TWE's net income.

     As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. TWE is in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, TWE concludes that an impairment charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

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

2.   MERGER-RELATED COSTS

America Online-Time Warner Merger

     In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations ("restructuring plans"). As part of the restructuring plans, TWE accrued an initial restructuring liability of approximately $210 million during the first quarter of 2001. The Company accrued an additional $32 million liability during the third quarter as additional initiatives met the accounting criteria required for recognition. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across the various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

     Of the total restructuring accrual, $61 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $14 million were made in the first nine months of 2001, including approximately $4 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $47 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

     The restructuring accrual also includes approximately $181 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, TWE plans to exit certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $45 million in the first nine months of 2001, including approximately $25 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $136 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

     The restructuring liabilities recorded are based on TWE's restructuring plans that have been committed to by management. These restructuring plans are expected to be refined in the fourth quarter as management continues to evaluate the integration of the combined companies and completes its purchase price allocation.

     Selected information relating to the restructuring plans follows (in millions):

                                                       Employee      Other
                                                     Termination   Exit Costs    Total
                                                     -----------   ----------    -----
Initial accruals                                          $61         $181       $242

Cash paid                                                 (14)         (45)       (59)
                                                      -------      -------      -----

Restructuring liability as of September 30, 2001          $47         $136       $183
                                                      =======      =======      =====

3.   SIGNIFICANT TRANSACTIONS

Six Flags

     In December 1998, a jury returned an adverse verdict in the Six Flags Entertainment Corporation ("Six Flags") litigation awarding compensatory and punitive damages totaling $454 million. TWE and its former 51% partner in Six Flags were financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves, which consisted of the unrecognized portion of the deferred gain on the 1998 sale of Six Flags and accrued interest. The $50 million charge is classified in two components in the accompanying consolidated statement of operations on a pro forma basis for the nine months ended September 30, 2000; $26 million of the charge, representing an accrual for additional interest, is included in interest expense, net, and the remaining $24 million is included in other income (expense), net.

     The Company has paid in full the compensatory damages portion of the award. The punitive damages portion of the award and related accrued interest, which were fully accrued at September 30, 2001, remains in litigation.

Filmed Entertainment Investment-Related Gains

     During the third quarter of 2000, Warner Bros. recognized a net pretax investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain is included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro forma and historical basis for the three and nine months ended September 30, 2000.

Loss on Sale or Exchange of Cable Television Systems and Investments

     In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, the Company sold or exchanged various cable television systems and investments. In connection with the sale or exchange of unconsolidated cable television systems, approximately $8 million of net pretax losses were recognized in the second

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

quarter of 2000 and are included in other income (expense), net, in the accompanying consolidated statement of operations on both a pro forma and historical basis for the nine months ended September 30, 2000.

4.   INVENTORIES AND FILM COSTS

     Inventories and film costs consist of:

                                                              September 30, 2001  December 31, 2000  December 31, 2000
                                                                  Historical          Pro Forma         Historical
                                                                  ----------          ---------         ----------
                                                                                     (millions)
Programming costs, less amortization..........................       $1,161            $1,029           $1,014
Film costs-Theatrical:
   Released, less amortization................................          600               711              711
   Completed and not released.................................          557               113              113
   In production..............................................          323               386              386
   Development and pre-production.............................           33                25               25
Film costs-Television:
   Released, less amortization................................           55               133              133
   Completed and not released.................................          147               194              194
   In production..............................................           37                76               76
   Development and pre-production.............................            2                 5                5

Film costs-Library, less amortization.........................        2,414             1,800              456
Merchandise...................................................          137               228              228
                                                                     ------            ------           ------

Total inventories and film costs..............................        5,466             4,700            3,341
Less current portion of inventory.............................          770               762              762
                                                                     ------            ------           ------

Total noncurrent inventories and film costs...................       $4,696            $3,938           $2,579
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

     During the nine months ended September 30, 2001, TWE accrued $50 million of tax-related distributions and $149 million of stock option distributions, based on closing prices of AOL Time Warner common stock of $33.10 at September 30, 2001 and $34.80 at December 31, 2000. During the nine months ended September 30, 2000, TWE accrued $471 million of tax-related distributions and $289 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the nine months ended September 30, 2001, TWE paid distributions to the AOL Time Warner General Partners in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions. During the nine months ended September 30, 2000, TWE paid the AOL Time Warner General Partners distributions in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

6.   SEGMENT INFORMATION

     As a result of the Merger, AOL Time Warner management assessed the manner in which financial information of TWE is reviewed in making operating decisions and assessing performance. In accordance with FASB's Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," TWE reclassified its 2000 historical segment presentation to conform to the current presentation.

     TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 2000 Financial Statements. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001         2000         2000        2001        2000          2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
Revenues
Cable............................................   $1,513      $1,288        $1,288      $ 4,362    $ 3,799       $ 3,799
Filmed Entertainment-Warner Bros. ...............    1,689       1,688         1,688        4,882      4,710         4,710
Networks.........................................      726         658           658        2,195      1,993         1,993
Intersegment elimination.........................     (125)       (140)         (140)        (466)      (384)         (384)
                                                    ------      ------        ------      -------    -------       -------
Total Revenues...................................   $3,803      $3,494        $3,494      $10,973    $10,118       $10,118
                                                    ======      ======        ======      =======    =======       =======

-------------------
(a) Pro forma revenues for 2000 include certain reclassifications of each segment's historical operating results to conform to AOL Time Warner's financial statement presentation. On a pro forma basis, the Merger had no impact on TWE's historical consolidated revenues for the nine months ended September 30, 2000.

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001         2000         2000        2001        2000          2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
EBITDA(b)
Cable............................................   $  681       $614          $615       $2,009     $1,782        $1,785
Filmed Entertainment-Warner Bros. ...............      204        157           158          465        459           462
Networks.........................................      184        134           135          498        355           357
Corporate........................................      (19)       (19)          (19)         (58)       (56)          (56)
                                                    ------       ----          ----       ------     ------        ------
Total EBITDA.....................................   $1,050       $886          $889       $2,914     $2,540        $2,548
                                                    ======       ====          ====       ======     ======        ======
-------------------

(a) 2001 EBITDA reflects the impact of the America Online-Time Warner merger. In order to enhance comparability, pro forma EBITDA for 2000 is provided as if the Merger had occurred at the beginning of 2000, including certain reclassifications of TWE's historical operating results to conform to AOL Time Warner's financial statement presentation.
(b) EBITDA represents business segment operating income (loss) before depreciation of tangible assets and amortization of goodwill and intangible assets. After deducting depreciation and amortization, TWE reported operating income (loss) for the third quarter of $93 million in 2001 and $(25) million on a pro forma basis in 2000 (operating income of $516 million on a historical basis). TWE reported operating income (loss) for the first nine months of $104 million in 2001 and $(174) million on a pro forma basis in 2000 (operating income of $1.454 billion on a historical basis).

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001         2000         2000        2001        2000          2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
Depreciation of Property, Plant and Equipment
Cable............................................     $254       $187          $203        $700        $536          $580
Filmed Entertainment-Warner Bros. ...............       19         22            18          61          67            62
Networks.........................................        8          8             8          24          24            24
Corporate........................................        3          1             1           5           4             4
                                                      ----       ----          ----        ----        ----          ----

Total Depreciation...............................     $284       $218          $230        $790        $631          $670
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

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                  ------------------------------------  ------------------------------------
                                                     2001         2000         2000        2001        2000          2000
                                                  Historical  Pro Forma(a)  Historical  Historical  Pro Forma(a)  Historical
                                                  ----------  ---------     ----------  ----------  ---------     ----------
                                                                                  (millions)
Amortization of Intangible Assets(b)
Cable............................................     $483       $490          $111      $1,444       $1,471        $329
Filmed Entertainment-Warner Bros. ...............       97        104            30         292          309           91
Networks.........................................       93         99             2         284          303            4
                                                      ----       ----          ----      ------       ------         ----
Total Amortization...............................     $673       $693          $143      $2,020       $2,083         $424
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

                                                      September 30,  December 31,
                                                          2001         2000
                                                       Historical    Pro Forma(a)
                                                       ----------    ---------
                                                              (millions)
Assets
Cable..................................................  $56,440      $56,097
Filmed Entertainment-Warner Bros. .....................   17,014       16,825
Networks...............................................   11,160       11,654
Corporate..............................................      704          400
                                                         -------      -------

Total assets...........................................  $85,318      $84,976
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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

7.   COMMITMENTS AND CONTINGENCIES

     In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals to affirm the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration.

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

8.   ADDITIONAL FINANCIAL INFORMATION

Cash Flows

     Additional financial information with respect to cash flows is as follows:

                                                  Nine Months Ended September 30,
                                                 ---------------------------------
                                                    2001       2000        2000
                                                 Historical  Pro Forma  Historical
                                                 ----------  ---------  ----------
                                                             (millions)
Cash payments made for interest, net............    $416       $403       $403
Cash payments made for income taxes, net........     139         81         81
Noncash capital distributions...................       -         76         76

Other Expense, Net

     Other income (expense), net, consists of:

                                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                                  ---------------------------------  ---------------------------------
                                                     2001       2000        2000        2001        2000       2000
                                                  Historical  Pro Forma  Historical  Historical  Pro Forma  Historical
                                                  ----------  ---------  ----------  ----------  ---------  ----------
                                                                               (millions)
Investment gains (losses)........................   $ (23)      $ 63        $ 63       $  15       $  54      $  54
Losses on equity investees.......................     (79)       (72)        (50)       (190)       (194)      (127)
Losses on asset securitization programs..........      (7)        (4)         (4)        (18)        (35)       (35)
Miscellaneous....................................       8          2           2           5          (5)        (5)
                                                    -----       ----        ----       -----       -----      -----
Total other income (expense), net................   $(101)      $(11)       $ 11       $(188)      $(180)     $(113)
                                                    =====       ====        ====       =====       =====      =====

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Other Current Liabilities

     Other current liabilities consist of:

                                        September 30,  December 31,  December 31,
                                            2001          2000          2000
                                         Historical     Pro Forma    Historical
                                         ----------     ---------    ----------
     Accrued expenses.................    $1,949         $2,071       $2,071
     Accrued compensation.............       267            352          352
     Deferred revenues................       355            297          297
     Accrued income taxes.............        33             79           79
                                          ------         ------       ------
     Total............................    $2,604         $2,799       $2,799
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

         AOL Time Warner Inc. ("AOL Time Warner") and AT&T from time to time have engaged in discussions regarding AT&T's interest in TWE. On February 28, 2001, AT&T delivered to AOL Time Warner and TWE notice of its exercise of certain registration rights under the TWE partnership agreement. Actions pursuant to the notice were then suspended while discussions between AOL Time Warner and AT&T regarding AT&T's interest in TWE continued. AT&T, AOL Time Warner and TWE have now resumed the registration rights process that could result in the registration for public sale or the purchase by TWE of some or all of AT&T's interest in TWE.

         On January 11, 2001, America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") merged to form AOL Time Warner, the world's first Internet-powered media and communications company (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

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

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Use of EBITDA

         WCI evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of goodwill and intangible assets ("EBITDA"). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         WCI had revenues of $939 million and net loss of $355 million for the three months ended September 30, 2001, compared to revenues of $949 million and net income of $96 million for the three months ended September 30, 2000. EBITDA decreased to $86 million in 2001 from $110 million in 2000. Operating income decreased to a loss of $149 million in 2001 from operating income of $29 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations. Excluding the negative impact of foreign currency exchange rates, revenues increased primarily due to higher international recorded music sales, offset

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


in part by lower industry-wide domestic recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher worldwide provisions for bad debts, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The revenue decline relating to lower industry-wide domestic recorded music sales levels could continue for the remainder of the year.

         WCI's equity in the pretax income (loss) of TWE was $(107) million for the three months ended September 30, 2001, compared to $181 million for the three months ended September 30, 2000. TWE's pretax income decreased in 2001 as compared to 2000 principally as a result of the Merger and the application of the purchase method of accounting at TWE. This decrease was primarily as a result of increased amortization of goodwill and other intangible assets recorded in connection with the Merger, including the amortization of goodwill included in the carrying value of investments accounted for under the equity method, which is recorded in other expense, net.

         Interest expense, net, was $8 million in 2001, compared to $1 million in 2000. The reason for the increase was the recognition of interest associated with a long-term liability for artist contracts, which was established as a result of the Merger and the application of the purchase method of accounting.

         There was other expense, net, of $48 million in 2001, compared to $36 million in 2000. The increase in other expense, net, was principally because of higher losses from certain investments accounted for under the equity method of accounting. Such losses primarily relate to the amortization of goodwill and intangible assets associated with these investments recorded in connection with the Merger.

         The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income of TWE.

Nine Months Ended September 30, 2001 Compared to the Nine Months ended September 30, 2000

         WCI had revenues of $2.715 billion and net loss of $1.132 billion for the nine months ended September 30, 2001, compared to revenues of $2.884 billion and net loss of $66 million for the nine months ended September 30, 2000. EBITDA decreased to $267 million in 2001 from $342 million in 2000. Operating income decreased to a loss of $429 million in 2001 from operating income of $99 million in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations, lower industry-wide recorded music sales and higher product returns. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, and higher worldwide provisions for bad debts, offset in part by higher income from DVD manufacturing operations and lower artist royalty costs. The revenue decline relating to lower industry-wide recorded music sales levels could continue for the remainder of the year.

         WCI's equity in the pretax income (loss) of TWE was $(334) million for the nine months ended September 30, 2001, compared to $436 million for the nine months ended September 30, 2000. TWE's pretax income decreased in 2001 as compared to 2000 principally as a result of the Merger and the application of the purchase method of accounting at TWE. This decrease was primarily as a result of increased amortization of goodwill and other intangible assets recorded in connection with the Merger, including the amortization of goodwill included in the carrying value of investments accounted for under the equity method, which is recorded in other expense, net.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Interest expense, net, was $19 million in 2001, compared to $2 million in 2000. The reason for the increase was the recognition of interest associated with a long-term liability for artist contracts, which was established as a result of the Merger and the application of the purchase method of accounting.

         There was other expense, net, of $276 million in 2001, compared to $207 million in 2000. The increase in other expense, net, was principally because of higher losses from certain investments accounted for under the equity method of accounting. Such losses primarily relate to the amortization of goodwill and intangible assets associated with these investments recorded in connection with the Merger. The higher losses were partially offset by the absence in 2001 of a $115 million noncash pretax charge in 2000 to reduce the carrying value of WCI's investment in Columbia House.

         The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income of TWE.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 2001

Financial Condition

         WCI had $59.8 billion of equity at September 30, 2001, compared to $8.8 billion of equity at December 31, 2000. The increase in equity is primarily as a result of the Merger and the application of the purchase method of accounting at WCI. Cash and equivalents were zero at September 30, 2001, compared to $36 million at December 31, 2000. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period.

         ATC had $29.3 billion of equity at September 30, 2001, compared to $2.1 billion at December 31, 2000. The increase is primarily as a result of the Merger and the application of the purchase method of accounting at ATC. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC's revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC's obligations with respect to its tax-sharing agreement with TW Companies for the foreseeable future.

Cash Flows

         In the first nine months of 2001, WCI's cash provided by operations amounted to $219 million and reflected $267 million of EBITDA and $240 million of distributions from TWE, less $148 million of proceeds repaid under WCI's asset securitization program, $62 million of net income tax payments (net of $12 million received from TW Companies under a tax-sharing agreement), $5 million of net interest payments and $73 million related to an increase in other working capital requirements. In the first nine months of 2000, cash provided by WCI's operations of $271 million reflected $342 million of EBITDA and $405 million of distributions from TWE, less $37 million of proceeds repaid under WCI's asset securitization program, $12 million of net income taxes ($68 million of which was paid to TW Companies under a tax-sharing agreement), $10 million of interest payments and $417 million related to an increase in other working capital requirements.

         Cash used by investing activities was $225 million in the first nine months of 2001, compared to $132 million in the first nine months of 2000 as a result of an increase in investments and acquisitions.

                              TWE GENERAL PARTNERS
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

         Cash used by financing activities was $30 million in the first nine months of 2001, compared to $148 million in the first nine months of 2000 as a result of decreased advances to TW Companies, offset in part by increased dividend payments.

         Management believes that WCI's operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

         WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the nine months ended September 30, 2001, the General Partners received an aggregate $404 million of distributions from TWE, consisting of $50 million of tax-related distributions and $354 million of stock option related distributions. During the nine months ended September 30, 2000, the General Partners received an aggregate $684 million of distributions, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions. Of such aggregate distributions, WCI received $240 million during the nine months ended September 30, 2001 and $405 million in 2000 and ATC received $164 million during the nine months ended September 30, 2001 and $279 million in 2000.

                              TWE GENERAL PARTNERS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    WCI                           ATC
                                                        ---------------------------   ----------------------------
                                                        September 30,  December 31,   September 30,   December 31,
                                                            2001           2000           2001            2000
                                                            ----           ----           ----            ----
                                                                                (millions)
ASSETS
Current assets
Cash and equivalents..................................  $     -        $     36       $      -          $    -
Receivables, less allowances of $269 and
   $267 million.......................................      954           1,708              -               -
Inventories...........................................      149             164              -               -
Prepaid expenses......................................      877             883              -               -
                                                        -------         -------        -------          ------
Total current assets..................................    1,980           2,791              -               -

Investments in and amounts due to and from TWE........   37,434           2,060         25,715           1,852
Investments in TW Companies...........................      103             103             60              60
Other investments.....................................    6,476           1,361          3,732             457
Music catalogues and copyrights.......................    2,935             704              -               -
Brands and trademarks.................................    1,636               -              -               -
Goodwill..............................................   11,492           3,463              -               -
Other assets, primarily property, plant and
   equipment..........................................      611             564              -               -
                                                        -------         -------        -------          ------
Total assets..........................................  $62,667         $11,046        $29,507          $2,369
                                                        =======         =======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable........................  $   962         $ 1,097        $     -          $    -
Other current liabilities.............................      597             515              -               -
                                                        -------         -------        -------          ------
Total current liabilities.............................    1,559           1,612              -               -

Long-term liabilities, including $282, $403, $212 and
   $294 million, respectively, due to TW Companies....    1,273             658            212             294

Shareholders' equity
Common stock..........................................        1               1              1               1
Preferred stock of WCI, $.01 par value, 90,000
   shares outstanding and $90 million liquidation
   preference.........................................        -               -              -               -
Paid-in capital.......................................   62,043           9,931         30,025           2,341
Retained earnings (deficit)...........................     (909)            329            (89)            386
                                                        -------         -------        -------          ------
                                                         61,135          10,261         29,937           2,728

Due from TW Companies, net............................     (714)           (899)          (306)           (317)
Reciprocal interest in TW Companies stock.............     (586)           (586)          (336)           (336)
                                                        -------         -------        -------          ------
Total shareholders' equity............................   59,835           8,776         29,295           2,075
                                                        -------         -------        -------          ------
Total liabilities and shareholders' equity............  $62,667         $11,046        $29,507          $2,369
                                                        =======         =======        =======          ======


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                                WCI                    ATC
                                                                         ----------------       -----------------
                                                                         2001        2000       2001         2000
                                                                         ----        ----       ----         ----
                                                                                       (millions)
Content and other revenues(a)......................................    $ 939        $ 949      $    -       $   -
                                                                       -----        -----      ------       -----

Cost of revenues(a)................................................     (465)        (563)          -           -
Selling, general and administrative(a).............................     (412)        (297)          -           -
Amortization of goodwill and other intangibles.....................     (211)         (60)          -           -
                                                                       -----        -----      ------       -----

Operating income (loss)............................................     (149)          29           -           -
Equity in pretax income (loss) of TWE(a)...........................     (107)         181         (75)        124
Interest expense, net..............................................       (8)          (1)         (1)          -
Other income (expense), net(a).....................................      (48)         (36)         14           8
                                                                       -----        -----      ------       -----

Income (loss) before income taxes..................................     (312)         173         (62)        132
Income tax expense(a)..............................................      (43)         (77)        (41)        (50)
                                                                       -----        -----      ------       -----
Net income (loss)..................................................    $(355)       $  96      $ (103)      $  82
                                                                       ======       =====      =======      =====

------------------

(a) Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

       Revenues....................................................    $  47        $  46        $  -       $   -
       Cost of revenues............................................       (1)          (3)          -           -
       Selling, general and administrative.........................       (5)          (7)          -           -
       Equity in pretax income (loss) of TWE.......................      (19)         (14)          -           -
       Other income (expense), net.................................        1           (1)          -           -
       Income tax expense..........................................      (27)         (31)         (7)        (27)


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                      WCI                   ATC
                                                                ----------------      ---------------
                                                                2001      2000        2001       2000
                                                                ----      ----        ----       ----
                                                                             (millions)
Content and other revenues(a) .............................   $ 2,715    $ 2,884    $     -    $     -
                                                              -------    -------    -------    -------

Cost of revenues(a) .......................................    (1,266)    (1,560)         -          -
Selling, general and administrative(a) ....................    (1,252)    (1,044)         -          -
Amortization of goodwill and other intangibles ............      (626)      (181)         -          -
                                                              -------    -------    -------    -------

Operating income (loss) ...................................      (429)        99          -          -
Equity in pretax income (loss) of TWE(a) ..................      (334)       436       (230)       299
Interest expense, net .....................................       (19)        (2)        (1)         -
Other income (expense), net(a) ............................      (276)      (207)      (132)        29
                                                              -------    -------    -------    -------

Income (loss) before income taxes and cumulative effect
     of accounting change .................................    (1,058)       326       (363)       328
Income tax expense(a) .....................................       (74)      (190)       (56)      (143)
                                                              -------    -------    -------    -------

Income (loss) before cumulative effect of accounting
     change................................................    (1,132)       136       (419)       185
Cumulative effect of accounting change, net of
     $135 million income tax benefit for WCI and
     $91 million income tax benefit for ATC ...............         -       (202)         -       (136)
                                                              -------    -------    -------    -------

Net income (loss) .........................................   $(1,132)   $   (66)   $  (419)   $    49
                                                              =======    =======    =======    =======

----------------------
(a) Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General
       Partners:

       Revenues...........................................       $158      $189         $ -      $  -
       Cost of revenues...................................         (3)       (8)          -         -
       Selling, general and administrative................        (14)      (12)          -         -
       Equity in pretax income (loss) of TWE..............        (69)      (72)          -         -
       Other income (expense), net........................         17         1           -         -
       Income tax benefit (expense).......................         12       (68)          2       (95)


See accompanying notes.

                              TWE GENERAL PARTNERS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                           WCI                  ATC
                                                                    ----------------      ---------------
                                                                     2001       2000      2001       2000
                                                                     ----       ----      ----       ----
                                                                                  (millions)
OPERATIONS
Net income (loss) ................................................ $(1,132)   $   (66)   $  (419)   $    49
Adjustments for noncash and nonoperating items:
     Cumulative effect of accounting change ......................       -        202          -        136
     Depreciation and amortization ...............................     696        243          -          -
     Excess of distributions over equity in pretax income of TWE..     574        (31)       394        (20)
     Equity in losses (income) of other investee companies after
       distributions .............................................     265         59        132        (13)
Changes in operating assets and liabilities ......................    (184)      (136)        26        120
                                                                   -------    -------    -------    -------

Cash provided by operations ......................................     219        271        133        272
                                                                   -------    -------    -------    -------

INVESTING ACTIVITIES
Investments and acquisitions .....................................    (109)       (21)         -          -
Capital expenditures .............................................    (126)      (111)         -          -
Proceeds from sale of investments/fixed assets ...................      10          -          -          -
                                                                   -------    -------    -------    -------

Cash used by investing activities ................................    (225)      (132)         -          -
                                                                   -------    -------    -------    -------

FINANCING ACTIVITIES
Dividends ........................................................    (215)      (131)      (144)       (87)
(Increase) decrease in amounts due from TW Companies, net ........     185        (17)        11       (185)
                                                                   -------    -------    -------    -------

Cash used by financing activities ................................     (30)      (148)      (133)      (272)
                                                                   -------    -------    -------    -------

DECREASE IN CASH AND EQUIVALENTS .................................     (36)        (9)         -          -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ......................      36        107          -          -
                                                                   -------    -------    -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD ............................ $     -    $    98    $     -    $     -
                                                                   =======    =======    =======    =======


See accompanying notes.

                              TWE GENERAL PARTNERS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                              WCI                     ATC
                                                                       -----------------       -----------------
                                                                       2001         2000       2001         2000
                                                                       ----         ----       ----         ----
                                                                                       (millions)
BALANCE AT BEGINNING OF PERIOD.....................................  $ 8,776       $8,737     $ 2,075      $2,137

Net income (loss)..................................................   (1,132)         (66)       (419)         49
Other comprehensive loss...........................................      (15)         (42)          3         (17)
                                                                     -------       ------     -------      ------
Comprehensive loss.................................................   (1,147)        (108)       (416)         32

Increase in stock option distribution liability to
   TW Companies(a).................................................      (88)        (171)        (61)       (118)
Dividends..........................................................       (5)        (700)          -           -
Transfers to TW Companies, net.....................................      185          678          11        (185)
Allocation of a portion of the purchase price of the America
   Online-Time Warner merger to WCI and ATC........................   52,112            -      27,685           -
Other..............................................................        2            6           1           5
                                                                     -------       ------     -------      ------

BALANCE AT END OF PERIOD...........................................  $59,835       $8,442     $29,295      $1,871
                                                                     =======       ======     =======      ======

------------------
(a) The General Partners record distributions to TW Companies and a corresponding receivable from TWE as a result of the stock option related distribution provisions of the TWE partnership agreement. Stock option distributions of $88 million and $171 million for WCI and $61 million and $118 million for ATC were accrued in the first nine months of 2001 and 2000, respectively, because of an increase in the market price of AOL Time Warner common stock (Note 4).


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

         WCI conducts substantially all of TW Companies' music operations, which include copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. ATC does not conduct operations independent of its ownership interests in TWE and certain other investments.

         On January 11, 2001, America Online, Inc. ("America Online") and Time Warner Inc. ("Time Warner") merged to form AOL Time Warner Inc. ("AOL Time Warner"), the world's first Internet-powered media and communications company (the "Merger"). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned subsidiary of AOL Time Warner.

Basis of Presentation

America Online-Time Warner Merger

         The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets for WCI, such as music catalogues and music copyrights and brands and trademarks. The goodwill and identified intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

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

         The estimates of the fair values and weighted average useful lives of net assets acquired, identified intangibles and goodwill are based upon a preliminary estimate. Additional work needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. WCI does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

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

         As a result of the Merger, WCI's historical operating results reflect reclassifications to conform to AOL Time Warner's financial statement presentation, as follows:

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

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, Time Warner and TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television products to be expensed as incurred. This compares to Time Warner's and TWE's

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


previous policy of first capitalizing and then expensing advertising costs for theatrical products over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

         Time Warner and TWE adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. Because WCI and ATC have investments in TWE and other Time Warner consolidated subsidiaries, which are accounted for under the equity method, net income for the nine months ended September 30, 2000 includes a one-time, noncash, after-tax charge of $202 million for WCI and $136 million for ATC. These charges have been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended September 30, 2000.

Revenue Classification Changes

Securities and Exchange Commission Staff Accounting Bulletin No. 101
--------------------------------------------------------------------

         In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While WCI's existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, WCI's revenues and costs were increased by an equal amount of $11 million during the third quarter of 2000 and $73 million during the nine months ended September 30, 2000.

Emerging Issues Task Force Issue No. 00-25
------------------------------------------

         In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's
Products" ("EITF 00-25"). EITF 00-25 will be effective for WCI and ATC in the first quarter of 2002. EITF 00-25 clarifies the income statement classification of costs that are incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. Management does not believe that the application of the provisions of EITF 00-25 will have a material impact on WCI's or ATC's consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 will be effective for WCI and ATC in the first quarter of 2002. Management does not expect that the application of the provisions of FAS 144 will have a material impact on WCI's or ATC's consolidated financial statements.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


Asset Retirement Obligations

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 will be effective for WCI and ATC in the first quarter of 2002. Management does not expect that the application of the provisions of FAS 143 will have a material impact on WCI's or ATC's consolidated financial statements.

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

         Upon adoption, WCI and ATC will stop amortizing goodwill, including goodwill included in the carrying value of certain investments accounted for under the equity method of accounting. Based on current levels of goodwill, this would reduce WCI's annual amortization expense by approximately $750 million, equity in the pretax loss of TWE by approximately $800 million and other expense, net, by approximately $300 million. The impact on ATC would be an annual reduction in the equity in pretax loss of TWE by approximately $550 million and other expense, net, by approximately $225 million. Because goodwill amortization is nondeductible for tax purposes, the impact of stopping goodwill amortization and the amortization of goodwill included in the carrying value of equity investees would be to increase WCI's and ATC's annual net income by approximately $1.4 billion and $450 million, respectively.

         In addition, WCI and TWE are in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. As a result of this process, WCI and TWE may be prohibited from amortizing certain intangible assets, which will serve to further increase both WCI's and ATC's earnings. For WCI, annual pretax amortization could be further reduced by up to $60 million, annual equity in the pretax loss of TWE could be further reduced by approximately $350 million to $450 million and annual other expense, net, could be further reduced by up to $15 million, all of which would have a corresponding after-tax increase on WCI's net income of approximately $200 million to $320 million. For ATC, annual equity in the pretax loss of TWE could be further reduced by approximately $250 million to $300 million, which would have a corresponding after-tax increase on ATC's net income of approximately $150 million to $180 million.

         As noted above, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Management is in the process of determining whether any such impairment would be recognized upon adoption of the new accounting standard. If, however, management concludes that an impairment

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


charge for goodwill or intangible assets deemed to have an indefinite useful life is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting charge.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on WCI or ATC's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

2. MERGER-RELATED COSTS

America Online-Time Warner Merger

         In connection with the Merger, WCI has reviewed its operations and implemented several plans to restructure its operations ("restructuring plans"). As part of the restructuring plans, WCI accrued an initial restructuring liability of approximately $312 million during the first quarter of 2001. The restructuring accruals relate to costs to exit and consolidate certain activities at WCI, as well as costs to terminate employees of WCI. Such amounts were recognized as liabilities assumed in the purchase business combination and, accordingly, resulted in additional goodwill being recorded in connection with the Merger.

         Of the total restructuring accrual, $225 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $32 million were made in the first nine months of 2001, including approximately $17 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of approximately $193 million was primarily classified as a current liability in WCI's accompanying consolidated balance sheet.

         The restructuring accrual also includes approximately $87 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in the first nine months of 2001, including approximately $1 million in the third quarter of 2001. As of September 30, 2001, the remaining liability of $80 million was primarily classified as a long-term liability in WCI's accompanying consolidated balance sheet.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

         The restructuring liabilities recorded are based on WCI's restructuring plans that have been committed to by management. These restructuring plans are expected to be refined in the fourth quarter as management continues to evaluate the integration of the combined companies and completes its purchase price allocation.

         Selected information relating to the restructuring plans follows (in millions):

                                                          Employee          Other
                                                        Termination      Exit Costs         Total
                                                       -------------    ------------    ------------
Initial accruals                                              $225             $87            $312
Incremental accruals                                             -               -               -
Cash paid                                                      (32)             (7)            (39)
                                                       -------------    ------------    ------------
Restructuring liability as of September 30, 2001               $193             $80            $273
                                                       =============    ============    ============

3. COLUMBIA HOUSE INVESTMENT WRITE-DOWN

         In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House's operations and the transformation of Columbia House's traditional business model to an online one increased. As a result, Time Warner's management concluded that the decline in Columbia House's business was likely to continue through the near term. As such, WCI recorded a $115 million noncash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in other income (expense), net, in the accompanying consolidated statement of operations for the nine months ended September 30, 2000.

4. INVESTMENT in TWE

         The General Partners' investment in and amounts due to and from TWE at September 30, 2001 and December 31, 2000 consists of the following:

         September 30, 2001                                                                     WCI        ATC
         ------------------                                                                     ---        ---
                                                                                                  (millions)
         Investment in TWE..................................................................  $37,090     $25,521
         Stock option related distributions due from TWE....................................      282         194
         Other net receivables due from TWE.................................................       62           -
                                                                                              -------     -------
         Total..............................................................................  $37,434     $25,715
                                                                                              =======     =======
         December 31, 2000                                                                       WCI       ATC
         ------------------                                                                     ---        ---
                                                                                                  (millions)
         Investment in TWE..................................................................   $2,242      $1,575
         Stock option related distributions due from TWE....................................      404         277
         Other net liabilities due to TWE, principally related to home video distribution...     (586)          -
                                                                                               ------      ------
         Total..............................................................................   $2,060      $1,852
                                                                                               ======      ======

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

Partnership Structure and Allocation of Income

         TWE is a Delaware limited partnership that was capitalized on June
30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold 63.27% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the junior priority capital of TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp.

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. A portion of TWE's net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE

         Set forth below is summarized financial information of TWE. The comparability of TWE's summarized financial information has been affected by a number of significant transactions and nonrecurring items. Specifically, for the first nine months of 2000, the operating results include (i) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags Entertainment Corporation
("Six Flags"), (ii) a $50 million pretax charge in the second quarter related to the Six Flags litigation, (iii) a pretax loss of approximately $8 million in the second quarter relating to the sale or exchange of various cable television systems and investments, (iv) a net pretax investment-related gain of approximately $65 million recognized in the third quarter, principally related to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, and (v) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard. For a more comprehensive description of the noncash charge from the cumulative effect of an accounting change, see Note 1 to the accompanying TWE consolidated financial statements. In addition, as a result of the Merger and the application of the purchase method of accounting to TWE, the accompanying summarized historical operating results and financial condition for TWE are no longer comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, pro forma financial information for 2000 has been provided supplementally as if the Merger had occurred on January 1, 2000. For a more comprehensive description of the impact of the Merger on TWE, see Notes 1 and 2 to the accompanying TWE consolidated financial statements.

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                              Three Months                      Nine Months
                                                           Ended September 30,             Ended September 30,
                                                           -------------------             -------------------
                                                       2001     2000        2000        2001        2000       2000
                                                   Historical  Pro Forma  Historical  Historical  Pro Forma  Historical
                                                   ----------  ---------  ----------  ----------  ---------  ----------
                                                                        (millions)
Operating Statement Information
Revenues.........................................    $3,803    $3,494     $3,494      $10,973     $10,118    $10,118
Operating income (loss)..........................        93       (25)       516          104        (174)     1,454
Interest expense, net............................      (133)     (160)      (160)        (428)       (461)      (461)
Other income (expense), net......................      (101)      (11)        11         (188)       (180)      (113)
Minority interest................................       (69)      (62)       (62)        (242)       (145)      (145)
Income (loss) before income taxes and ...........
     cumulative effect of an accounting change...      (210)     (258)       305         (754)       (960)       735
Income (loss) before cumulative effect of an
     accounting change...........................      (241)     (315)       248         (823)     (1,078)       617
Net income (loss)................................      (241)     (315)       248         (823)     (1,602)        93


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2001       2000        2000
                                                                                  Historical  Pro Forma  Historical
                                                                                  ----------  ---------  ----------
                                                                                              (millions)
Cash Flow Information
Cash provided by operations.....................................................    $1,997     $2,172          $2,172
Investments and acquisitions....................................................      (832)      (275)           (275)
Capital expenditures............................................................    (1,442)    (1,436)         (1,436)
Investment proceeds.............................................................        32        211             211
Borrowings......................................................................     3,279      1,250           1,250
Debt repayments.................................................................    (2,535)    (1,418)         (1,418)
Capital distributions...........................................................      (404)      (684)           (684)
Other...........................................................................       (72)       (75)            (75)
Increase (decrease) in cash and equivalents.....................................        23       (255)           (255)

                                                                                September 30, December 31,   December 31,
                                                                                     2001        2000           2000
                                                                                  Historical   Pro Forma      Historical
                                                                                  ----------   ---------      ----------
                                                                                             (millions)
Balance Sheet Information
Cash and equivalents............................................................   $   329   $    306         $   306
Total current assets............................................................     5,086      4,911           4,911
Total assets....................................................................    85,318     84,976          25,458
Total current liabilities.......................................................     6,647      6,498           6,498
Long-term debt .................................................................     8,106      7,108           7,108
Minority interests..............................................................     2,038      1,881           1,881
Partners' capital...............................................................    65,511     66,444           6,926

Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 2001 and December 31, 2000, the General Partners had recorded $476 million and $681 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $33.10 at September 30, 2001 and $34.80 as of December 31, 2000. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 2001, the General Partners received cash distributions from TWE in the amount of $404 million, consisting of $50 million of tax-related distributions and $354 million of stock

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

option related distributions. During the nine months ended September 30, 2000, the General Partners received cash distributions from TWE in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions. Of such aggregate distributions, WCI received $240 million during the first nine months of 2001 and $405 million in 2000 and ATC received $164 million during the first nine months of 2001 and $279 million in 2000.

5. GENERAL PARTNER GUARANTEES

         Each General Partner has guaranteed a pro rata portion of approximately $4.1 billion of TWE's debt and accrued interest at September 30, 2001, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

         The portion of TWE debt and accrued interest at September 30, 2001 that was guaranteed by each General Partner is set forth below:

                                                                                               Total Guaranteed by
                                                                                              Each General Partner
                                                                                              --------------------
         General Partner                                                                           %       Amount
         ---------------                                                                        ------     ------
                                                                                              (dollars in millions)
         WCI..............................................................................       59.27     $2,419
         ATC..............................................................................       40.73      1,663
                                                                                                ------     ------
         Total............................................................................      100.00     $4,082
                                                                                                ======     ======

6. COMMITMENTS AND CONTINGENCIES

         In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs' claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company has since paid the compensatory damages with accrued interest. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE's petition, vacated the decision by the Georgia Court of Appeals to affirm the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration.

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

                              TWE GENERAL PARTNERS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI's business, financial condition and operating results.

7. ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                                                 Nine Months Ended September 30,
                                                                             ------------------------------------
                                                                                   2001                  2000
                                                                             ---------------         ------------
                                                                               WCI       ATC         WCI      ATC
                                                                               ---       ---         ---      ----
                                                                                            (millions)
         Cash payments made for interest.................................    $  12     $   -       $  10    $   -
         Interest income received........................................        7         -           -        -
         Net cash payments (refunds) for income taxes....................       62        27          12       95
         Tax-related distributions received from TWE.....................       30        20         279      192
         Noncash capital distributions...................................        -         -          45       31


Noncash financing activities in 2000 included the settlement of WCI's note receivable from TW Companies through a WCI dividend in the amount of $695 million to TW Companies.

                           Part II. Other Information

Item 1. Legal Proceedings.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., described on pages I-20 and I-21 of TWE's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and page 43 of TWE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. On October 1, 2001, the U.S. Supreme Court granted TWE's petition for certiorari and both vacated the opinion of the Georgia Court of Appeals as to the punitive damages portion of the original jury award and remanded to such court for further consideration.

         On August 17, 2001, the European Commission formally suspended its investigation of the vertical relationship between record companies and retailers in certain EU member states, described on page I-21 of TWE's 2000 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K.

         No Current Report on Form 8-K was filed by TWE during the quarter ended September 30, 2001.

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

                             TIME WARNER ENTERTAINMENT COMPANY, L.P.
                             By: Warner Communications Inc.,
                                     as General Partner

                             By     /s/  John LaBarca
                                    -------------------------------------------
                             Name:  John LaBarca
                             Title: Senior Vice President and
                                    Controller

                             AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.

                             By     /s/  John LaBarca
                                    -------------------------------------------
                             Name:  John LaBarca
                             Title: Senior Vice President and
                                    Controller



Date: November 14, 2001