Form 10-Q
period 2002-06-30
AMERICAN TELEVISION & COMMUNICATIONS CORP; TIME WARNER ENTERTAINMENT CO L P; WARNER COMMUNICATIONS INC
filed 2002-08-14
CIK 5910, 893657, 104650

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2002, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to .

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3666692 (I.R.S. Employer Identification Number)

American Television and Communications Corporation	Delaware	13-2922502
Warner Communications Inc.	Delaware	13-2696809
(Exact name of registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Rockefeller Plaza
New York, New York 10019
(212) 484-8000

(Address, including zip code, and telephone number, including area code, of each registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [  ]

TIME WARNER ENTERTAINMENT COMPANY, L.P.
AND TWE GENERAL PARTNERS

INDEX TO FORM 10-Q

	Page

	TWE	TWE General Partners

PART I. FINANCIAL INFORMATION
Management’s discussion and analysis of results of operations and financial condition	1	30
Consolidated balance sheet at June 30, 2002 and December 31, 2001	13	39
Consolidated statement of operations for the three and six months ended June 30, 2002 and 2001	14	40
Consolidated statement of cash flows for the six months ended June 30, 2002 and 2001	15	42
Consolidated statement of partnership capital and shareholders’ equity for the six months ended June 30, 2002 and 2001	16	43
Notes to consolidated financial statements	17	44

PART II. OTHER INFORMATION	54

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

            Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

  Overview. This section provides a general description of TWE’s businesses, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.
  Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2002 relative to the comparable periods in 2001. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Financial condition and liquidity. This section provides an analysis of the Company’s financial condition and cash flows as of and for the six months ended June 30, 2002.
  Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the Company throughout MD&A and in the consolidated financial statements are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

             AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

            A majority of AOL Time Warner’s interests in filmed entertainment, television production, broadcast network programming and cable television systems, and a portion of its interests in cable television programming, are held through TWE. AOL Time Warner owns general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”). Due to the Company’s 100% ownership of the Series B Capital, AOL Time Warner’s economic interest in TWE exceeds 72.36%. The preceding ownership percentages reflect AT&T’s exercise of a one-time option to acquire additional interests in the Series A Capital and Residual Capital as discussed in more detail below under “Recent Developments”.

             TWE classifies its business interests into three fundamental areas: Cable , consisting principally of interests in cable television systems; Filmed Entertainment , consisting principally of interests in filmed entertainment and television production; and Networks , consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

Use of EBITDA

             TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

EBITDA eliminates the uneven effect across all business segments of considerable amounts of noncash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Ownership Interest in TWE

             During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

             AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

Restructuring of TWE-Advance/Newhouse Partnership and Road Runner

             As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of TWE as minority interest.

             As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 67% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). TWE’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and accordingly, TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse Systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains substantially all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner. As a result, beginning in the third quarter of 2002, TWE will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment, retroactive to the beginning of the year. See footnote 4 to the accompanying consolidated financial statements for more information regarding the impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner on the revenues, EBITDA and operating income of the Cable segment and consolidated TWE.

             Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on TWE’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because TWE had previously accounted for its investment in Road Runner using the equity method of accounting, and TWE will not acquire an additional ownership in Road Runner as part of the restructuring, the consolidation of Road Runner will not impact TWE’s net income.

             As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of TWE. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of TWE.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Pro Forma Item

             TWE’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based on pro forma financial information for 2001 that has been adjusted for the item discussed in the following paragraph.

  New Accounting Standard for Goodwill and Other Intangible Assets . During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing (Note 3). FAS 142 does not require retroactive restatement for all periods presented, however, the pro forma information for 2001 assumes that FAS 142 was in effect beginning January 1, 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

New Accounting Standard

            In addition to the pro forma adjustment previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance that requires retroactive restatement of all periods presented to reflect the new accounting provisions; therefore, this adjustment impacts both pro forma and historical results. This adjustment is discussed below.

Reimbursement of “Out-of-Pocket” Expenses

            In November 2001, the FASB Staff issued as interpretive guidance Emerging Issues Task Force (“EITF”) Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $61 million on both a pro forma and historical basis in the second quarter of 2001 and $120 million on both a pro forma and historical basis for the first six months of 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Significant Nonrecurring Item

           The Company adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its impairment review and recorded a $22 billion noncash pretax charge for the impairment of goodwill, all of which was generated in the Merger. The charge reflects the decline in AOL Time Warner’s stock price since the Merger was announced in January 2000, is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 3). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

             Revenue and EBITDA by business segment are as follows (in millions):

	Three months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a) (b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$1,812	$1,523	$1,523	$768	$667	$667
Filmed Entertainment	2,063	1,590	1,590	220	161	161
Networks	846	745	745	188	156	156
Corporate	—	—	—	(20)	(20)	(20)
Intersegment elimination	(154)	(169)	(169)	—	—	—

Total revenues and EBITDA	$4,567	$3,689	$3,689	$1,156	$964	$964
Depreciation and amortization	—	—	—	(366)	(301)	(931)

Total revenues and operating income	$4,567	$3,689	$3,689	$790	$663	$33

	Six months Ended June 30

	Revenues			EBITDA

	2002 Historical	2001(a) (b) Pro Forma	2001(b) Historical	2002 Historical	2001(a) Pro Forma	2001 Historical

Cable	$3,548	$2,969	$2,969	$1,496	$1,328	$1,328
Filmed Entertainment	3,736	3,193	3,193	358	261	261
Networks	1,628	1,469	1,469	357	314	314
Corporate	—	—	—	(40)	(39)	(39)
Intersegment elimination	(318)	(341)	(341)	—	—	—

Total revenues and EBITDA	$8,594	$7,290	$7,290	$2,171	$1,864	$1,864
Depreciation and amortization	—	—	—	(710)	(578)	(1,853)

Total revenues and operating income	$8,594	$7,290	$7,290	$1,461	$1,286	$11

______________

(a)	In order to enhance comparability, pro forma financial information for 2001 assumes that the adoption of FAS 142 had occurred at the beginning of 2001.

(b)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 million for the second quarter of 2001 and $120 million for the first six months of 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated Results

             TWE had revenues of $4.567 billion and net income of $483 million in 2002, compared to revenues of $3.689 billion and net income of $434 million on a pro forma basis in 2001 (revenues of $3.689 billion and net loss of $232 million on a historical basis).

             Revenues. TWE’s revenues increased to $4.567 billion in 2002, compared to $3.689 billion on both a pro forma and historical basis in 2001. This increase was driven by an increase in Subscription revenues of 15% to $2.176 billion, an increase in Advertising and Commerce revenues of 6% to $333 million and an increase in Content and Other revenues of 39% to $2.058 billion.

             As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in Advertising and Commerce revenues was primarily due to increases at the Cable and Networks segments, offset in part by lower results due to the closure of the Studio Stores at the Filmed Entertainment segment. The increase in Content and Other revenues was principally due to improved theatrical and worldwide home video results at the Filmed Entertainment segment.

             Depreciation and Amortization. Depreciation and amortization increased to $366 million in 2002 from $301 million on a pro forma basis in 2001 ($931 million on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

             Interest Expense, Net. Interest expense, net, decreased to $100 million in 2002, compared to $142 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

             Other Expense, Net. Other expense, net, increased to $49 million in 2002, compared to $13 million on a pro forma basis in 2001 ($47 million on a historical basis). Other expense, net, increased primarily due to the absence of prior year pretax gains on the exchange of various unconsolidated cable television systems on a pro forma and historical basis in 2001.

             Minority Interest. Minority interest expense increased to $105 million in 2002, compared to $68 million in 2001 ($70 million on a historical basis). Minority interest expense increased principally due to the allocation of higher income to TWE’s minority partners which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

             Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $53 million in 2002 and $6 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

             Net Income (Loss). TWE’s net income increased to $483 million in 2002, compared to $434 million on a pro forma basis in 2001 (net loss of $232 million on a historical basis). TWE’s net income increased due to higher EBITDA and decrease in interest expense, net, offset in part by increases in depreciation expense, minority interest, other expense, net and taxes.

Business Segment Results

             Cable. Revenues increased 19% to $1.812 billion in 2002, compared to $1.523 billion on both a pro forma and historical basis in 2001. EBITDA increased 15% to $768 million in 2002 from $667 million on both a pro forma and historical basis in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

             Revenues increased due to a 16% increase in Subscription revenues (from $1.402 billion to $1.630 billion) and a 50% increase in Advertising and Commerce revenues (from $121 million to $182 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Digital cable subscribers managed by TWE increased by 54% to 3.9 million and high-speed data subscribers managed by TWE increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was related to advertising purchased by programming vendors to promote their channels, including new channel launches, ($42 million in 2002 versus none in 2001) and the sale of advertising to business segments of AOL Time Warner ($30 million in 2002 versus $8 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

             EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 23% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services and higher property taxes associated with the upgrade of cable plants.

             Filmed Entertainment. Revenues increased 30% to $2.063 billion in 2002, compared to $1.590 billion on both a pro forma and historical basis in 2001. EBITDA increased 37% to $220 million in 2002, compared to $161 million on both a pro forma and historical basis in 2001.

             The revenue increase was primarily related to the worldwide home video release of Harry Potter and the Sorcerer’s Stone, the domestic home video release of Ocean’s Eleven, as well as the continued international theatrical success of those films and the theatrical success of the second quarter release of Scooby Doo, offset in part by reduced commerce revenues related to the closure of its Studio Stores.

             EBITDA increased principally due to the strong revenue growth.

             Networks. Revenues increased 14% to $846 million in 2002, compared to $745 million on both a pro forma and historical basis in 2001. EBITDA increased 21% to $188 million in 2002 from $156 million on both a pro forma and historical basis in 2001.

             Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO, as well as an increase in Advertising and Commerce revenues at The WB Network.

             For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series, Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues (from $122 million to $141 million) was driven by higher rates.

             EBITDA increased due to improved results at both HBO and The WB Network. For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia Communications, a major cable television operator (“Adelphia”), and the write-off of development costs. For The WB Network, the improvement in EBITDA was principally due to the increase in revenues, offset in part by higher programming costs.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated Results

             TWE had revenues of $8.594 billion, income before the cumulative effect of an accounting change of $863 million and a net loss of $20.900 billion in 2002, compared to revenues of $7.290 billion and net income of $767 million on a pro forma basis in 2001 (revenues of $7.290 billion and net loss of $582 million on a historical basis).

             Revenues. TWE’s revenues increased to $8.594 billion in 2002, compared to $7.290 billion in 2001. This increase was driven by an increase in Subscription revenues of 15% to $4.285 billion, an increase in Advertising and Commerce revenues of 2% to $628 million and an increase in Content and Other revenues of 25% to $3.681 billion.

             As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and an increase in subscription rates at both the Cable and Networks segments. The increase in Content and Other revenues was principally due to increased theatrical results at the Filmed Entertainment segment. Advertising and Commerce revenues were relatively flat as increases at the Cable and Networks segments were offset by lower results at the Filmed Entertainment segment due to the closure of the Studio Stores.

             Depreciation and Amortization. Depreciation and amortization increased to $710 million in 2002 from $578 million on a pro forma basis in 2001 ($1.853 billion on a historical basis). This increase was due to an increase in depreciation, primarily due to higher capital spending at the Cable segment related to the roll-out of digital services over the past three years, as well as increased capital spending that varies based on the number of new subscribers, which is depreciated over a shorter useful life.

             Interest Expense, Net. Interest expense, net, decreased to $210 million in 2002, compared to $295 million on both a pro forma and historical basis in 2001, principally as a result of lower market interest rates in 2002 and lower levels of outstanding long-term debt.

             Other Expense, Net. Other expense, net, increased to $82 million in 2002, compared to $17 million on a pro forma basis in 2001 ($87 million on a historical basis). Other expense, net, increased primarily due to the absence of prior year pretax gains on the exchange of various unconsolidated cable television systems on a pro forma and historical basis in 2001.

             Minority Interest. Minority interest expense increased to $214 million in 2002, compared to $169 million in 2001 ($173 million on a historical basis). Minority interest expense increased principally due to the allocation of higher net income to TWE’s minority partners, which was partially offset by the absence in 2002 of an allocation of pretax gains related to the exchange of various unconsolidated cable television systems in 2001 at TWE-A/N attributable to the minority owners of TWE-A/N.

             Income Tax Expense. As a U.S. partnership, TWE is not subject to U.S. federal income taxation. Income and withholding taxes of $92 million in 2002 and $38 million on both a pro forma and historical basis in 2001 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

             Net Income (Loss) Before the Cumulative Effect of an Accounting Change. TWE’s net income before the cumulative effect of an accounting change increased to $863 million in 2002, compared to $767 million on a pro forma basis in 2001 (net loss of $582 million on a historical basis). TWE’s net income before the cumulative effect of an accounting change increased due to higher EBITDA and decrease in interest expense, net, offset in part by increases in depreciation expense, minority interest, other expense, net and taxes.

Business Segment Results

             Cable. Revenues increased 20% to $3.548 billion in 2002, compared to $2.969 billion on both a pro forma and historical basis in 2001. EBITDA increased 13% to $1.496 billion in 2002 from $1.328 billion on both a pro forma and historical basis in 2001. Revenues increased due to a 17% increase in Subscription revenues (from $2.748

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

billion to $3.204 billion) and a 56% increase in Advertising and Commerce revenues (from $221 million to $344 million).

             The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed data services, an increase in digital cable subscribers and, to a lesser degree, the increase in basic cable subscribers. Similarly, digital cable subscribers managed by TWE increased by 54% to 3.9 million and high-speed data subscribers managed by TWE increased by 75% to 2.5 million in 2002 over the prior year comparable period. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channels, including new channel launches ($84 million in 2002 versus $17 million in 2001) and the sale of advertising to business segments of AOL Time Warner ($58 million in 2002 versus $11 million in 2001). The Company expects advertising sales to programming vendors to sequentially decline, resulting in declines in such advertising in the second half of 2002 as compared to the prior year.

             EBITDA increased principally as a result of the revenue gains, offset in part by increases in programming and other operating costs. The increase in video programming costs of 27% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Programming costs are expected to continue to increase as general programming rates increase and digital services continue to be rolled out. Other operating costs increased as a result of increased costs associated with the roll out of new services and higher property taxes associated with the upgrade of cable plants.

             Filmed Entertainment. Revenues increased 17% to $3.736 billion in 2002, compared to $3.193 billion on both a pro forma and historical basis in 2001. EBITDA increased 37% to $358 million in 2002, compared to $261 million on both a pro forma and historical basis in 2001.

             The revenue increase was primarily related to the worldwide theatrical and home video release of Harry Potter and the Sorcerer’s Stone and the worldwide theatrical and domestic home video release of Ocean’s Eleven. Warner Bros.’ revenues also benefited from higher worldwide consumer products licensing results, offset in part by reduced commerce revenues related to the closure of its Studio Stores.

             EBITDA increased principally due to improvements in the mix of theatrical product, primarily the profitability of Harry Potter and the Sorcerer’s Stone.

             Networks. Revenues increased 11% to $1.628 billion in 2002, compared to $1.469 billion on both a pro forma and historical basis in 2001. EBITDA increased 14% to $357 million in 2002 from $314 million on both a pro forma and historical basis in 2001. Revenues grew primarily due to an increase in Subscription revenues and Content and Other revenues at HBO and an increase in Advertising and Commerce revenues at The WB Network. EBITDA increased due to improved results at HBO, offset in part by lower results at The WB Network.

             For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher rates.

             For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by reserves established on receivables from Adelphia and the write-off of development costs. For The WB Network, the EBITDA decline was principally due to higher program license fees, offset in part by higher Advertising and Commerce revenues and a slight decrease in marketing costs.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2002

Current Financial Condition

             At June 30, 2002, TWE had $7.2 billion of debt, $249 million of cash and equivalents (net debt of $7.0 billion, defined as total debt less cash and cash equivalents) and $37.8 billion of partnership capital, compared to $8.1 billion of debt, $250 million of cash and equivalents (net debt of $7.8 billion) and $65.4 billion of partnership capital at December 31, 2001. The Company’s outstanding utilization under its accounts receivable and backlog securitization facilities was approximately $859 million as of June 30, 2002 and $718 million as of December 31, 2001. The Company’s total committed capacity at June 30, 2002, under its securitization facilities was approximately $1.3 billion. Approximately $535 million of committed capacity under the Company’s securitization facilities will mature in the third quarter of 2002. The Company intends to renew these securitization facilities prior to their maturity but there can be no assurance that it will be able to do so.

            As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under committed bank credit agreements (including agreements with AOL Time Warner) and availability under its commercial paper program are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

Operating Activities

             During the first six months of 2002, TWE’s cash provided by operations amounted to $2.308 billion as compared to $1.017 billion on both a pro forma and historical basis in 2001. This year over year growth in cash flow from operations was driven primarily by $883 million of improvements in working capital, an increase in EBITDA and lower income taxes and interest payments. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and similar items. The current period benefits are largely expected to reverse in the second half of the year.

             During the first six months of 2002, cash provided by operations of $2.308 billion reflected $2.171 billion of EBITDA, less $212 million of net interest payments and $78 million of net income taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $427 million.

             During the first six months of 2001, cash provided by operations of $1.017 billion on a pro forma basis reflected $1.864 billion of EBITDA, less $295 million of net interest payments and $96 million of net income taxes paid. Cash flow from operations also reflects an increase in other working capital requirements of $456 million.

Investing Activities

             Cash used by investing activities was $1.165 billion in the first six months of 2002, compared to $1.673 billion on both a pro forma and historical basis in 2001. The decrease in cash used by investing activities reflects lower acquisition spending and capital expenditures.

             During the first six months of 2002, cash used by investing activities of $1.165 billion reflects $281 million of cash used for acquisitions and investments and $905 million of capital expenditures, offset in part by investment proceeds of $21 million.

            During the first six months of 2001, cash used by investing activities of $1.673 billion in 2001 reflected $702 million of cash used for acquisitions and investments and $1.003 billion of capital expenditures, offset in part by $32 million of investment proceeds.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

            Cash used by financing activities was $1.144 billion for the first six months of 2002, compared to cash provided by financing activities of $643 million on both a pro forma and historical basis in 2001. The reduction in cash from financing activities reflects net repayments on borrowings in 2002.

             During the first six months of 2002, cash used by financing activities of $1.144 billion resulted from approximately $827 million of net payments on borrowings and capital distributions of $317 million.

             During the first six months of 2001, cash provided by financing activities of $643 million in 2001 primarily resulted from approximately $1.105 billion of net incremental borrowings, offset in part by $462 million of capital distributions.

TWE Cash Flow Restrictions

             The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to AOL Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

$10 Billion Revolving Credit Facilities

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings (Note 7).

Capital Expenditures

             TWE’s capital expenditures amounted to $905 million for the six months ended June 30, 2002, compared to $1.003 billion on a pro forma and historical basis in 2001. Capital expenditures principally relate to the Company’s Cable segment ($851 million in 2002 as compared to $954 million in 2001), which over the past several years has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services.

             TWE’s Cable segment generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs typically include direct material, direct labor, overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Types of capitalized expenditures at the Cable segment include plant upgrades, initial drops, converters and cable modems. With respect to converters and cable modems, the Cable segment capitalizes direct installation charges only upon the initial deployment of such assets. All costs incurred in the re-deployment of these assets are expensed as incurred. Similarly, once a given household has been wired, all costs incurred in subsequent disconnects and reconnects applicable to that household are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful life. For converters and modems, such life is generally 3-5 years and for plant upgrades, such useful life is up to 16 years. As of June 30, 2002, the total net book value of capitalized labor and overhead costs associated with the installation of converters and modems was approximately $175 million.

Filmed Entertainment Backlog

             Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.3 billion at June 30, 2002, compared to approximately $3.5 billion at December 31, 2001 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $293 million at June 30, 2002 and approximately $433 million at December 31, 2001).

CAUTION CONCERNING FORWARD–LOOKONG STATEMENTS AND RISK FACTORS

             The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to)

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

             TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation, economic, strategic, political and social conditions, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of TWE or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

  For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.
  For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments, which may facilitate piracy of the Company’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.
  For TWE’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.
  For TWE generally, the risk that lower than expected valuations associated with the cash flows and revenues at the TWE segments may result in the inability of the Company to realize the value of recorded intangible and goodwill at those segments.

            In addition, TWE’s overall financial strategy, including growth in operations, maintaining its financial ratios and strong balance sheet, could be adversely affected by increased interest rates, decreased liquidity in the capital markets (including any reduction in its ability to access either the capital markets for debt securities or bank financings), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in TWE’s plans, strategies and intentions.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED BALANCE SHEET

	June 30, 2002 Historical	December 31, 2001 Historical

	(unaudited)
	(millions)
ASSETS
Current assets
Cash and equivalents	$249	$250
Receivables, including $533 and $501 million due from AOL Time Warner, less allowances of $1.120 billion and $910 million	3,136	3,480
Inventories	881	852
Prepaid expenses	340	326

Total current assets	4,606	4,908

Noncurrent inventories and film costs	2,153	2,187
Investments, including available-for-sale securities	2,188	2,308
Property, plant and equipment	8,830	8,573
Intangible assets subject to amortization	2,415	2,464
Intangible assets not subject to amortization	22,352	22,356
Goodwill	12,412	41,004
Other assets	1,284	1,258

Total assets	$56,240	$85,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$2,129	$2,218
Participations payable	1,151	1,014
Programming costs payable	546	455
Debt due within one year	11	2
Other current liabilities, including $937 million and $1.022 billion due to AOL Time Warner	2,585	2,616

Total current liabilities	6,422	6,305

Long-term debt, including $1.240 and $1.734 billion due to AOL Time Warner	7,206	8,049

Other long-term liabilities, including $28 million and $446 million due to AOL Time Warner	2,486	3,108
Minority interests	2,278	2,191

Partners’ capital
Contributed capital	59,936	66,793
Accumulated other comprehensive income (loss), net	15	(6)
Partnership deficit	(22,103)	(1,382)

Total partners’ capital	37,848	65,405

Total liabilities and partners’ capital	$56,240	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma(a)	2001 Historical	2002 Historical	2001 Pro Forma(a)	2001 Historical

	(millions)
Revenues:

Subscriptions	$2,176	$1,899	$1,899	$4,285	$3,729	$3,729
Advertising and commerce	333	314	314	628	613	613
Content and other	2,058	1,476	1,476	3,681	2,948	2,948

Total revenues(b)	4,567	3,689	3,689	8,594	7,290	7,290

Cost of revenues(b)	(3,003)	(2,319)	(2,319)	(5,659)	(4,636)	(4,636)
Selling, general and administrative(b)	(736)	(671)	(671)	(1,399)	(1,296)	(1,296)
Amortization of goodwill and other intangible assets	(38)	(36)	(666)	(75)	(72)	(1,347)

Operating income	790	663	33	1,461	1,286	11
Interest expense, net(b)	(100)	(142)	(142)	(210)	(295)	(295)
Other expense, net(b)	(49)	(13)	(47)	(82)	(17)	(87)
Minority interest	(105)	(68)	(70)	(214)	(169)	(173)

Income (loss) before income taxes and cumulative effect of accounting change	536	440	(226)	955	805	(544)
Income taxes	(53)	(6)	(6)	(92)	(38)	(38)

Income (loss) before cumulative effect of accounting change	483	434	(232)	863	767	(582)
Cumulative effect of accounting change	—	—	—	(21,763)	—	—

Net income (loss)	$483	$434	$(232)	$(20,900)	$767	$(582)

______________

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).

(b)	Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

Revenues	$266	$234	$234	$489	$441	$441
Cost of revenues	(167)	(132)	(132)	(294)	(255)	(255)
Selling, general and administrative	(60)	(45)	(45)	(95)	(81)	(81)
Interest expense, net	4	4	4	8	7	7
Other expense, net	—	(10)	(10)	—	(5)	(5)

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001 Pro Forma(a)	2001 Historical

	(millions)
OPERATIONS
Net income (loss)	$(20,900)	$767	$(582)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—	—
Depreciation and amortization	710	578	1,853
Amortization of film costs	847	830	830
Equity in losses of investee companies after distributions	86	72	142
Changes in operating assets and liabilities	(198)	(1,230)	(1,226)

Cash provided by operations	2,308	1,017	1,017

INVESTING ACTIVITIES
Investments and acquisitions	(281)	(702)	(702)
Capital expenditures	(905)	(1,003)	(1,003)
Investment proceeds	21	32	32

Cash used by investing activities	(1,165)	(1,673)	(1,673)

FINANCING ACTIVITIES
Borrowings	2,301	3,633	3,633
Debt repayments	(3,128)	(2,528)	(2,528)
Capital and other distributions	(317)	(462)	(462)

Cash provided (used) by financing activities	(1,144)	643	643

DECREASE IN CASH AND EQUIVALENTS	(1)	(13)	(13)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306	306

CASH AND EQUIVALENTS AT END OF PERIOD	$249	$293	$293

______________

(a)	In order to enhance comparability, pro forma statements for 2001 are presented supplementally as if FAS 142 had been applied at the beginning of 2001 (Note 1).

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
Six Months Ended June 30,
(Unaudited)

	2002 Historical	2001 Historical

	(millions)

BALANCE AT BEGINNING OF PERIOD	$65,405	$6,926

Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	—	59,518
Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142	(6,857)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner merger and reallocation of goodwill upon adoption of FAS 142	58,548	66,444

Net loss	(20,900)	(582)
Other comprehensive income (loss)	21	(14)

Comprehensive loss	(20,879)	(596)

Distributions	174	(867)
Other	5	83

BALANCE AT END OF PERIOD	$37,848	$65,064

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

            AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

            A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). As of June 30, 2002, AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 27.64% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

            During the second quarter of 2002, AT&T exercised an option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. This transaction had no impact on the TWE financial statements as it represents a transaction between its partners.

            AT&T has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, AOL Time Warner and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussion of an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. The Company cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

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

            Each of the business interests within Cable, Filmed Entertainment and Networks is important to TWE’s objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) Time Warner Cable, currently the second largest operator of cable television systems in the U.S., (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) HBO and Cinemax, the leading pay-television services and (4) The WB Network, a national broadcasting network launched in 1995 as

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.’s collection of children’s cartoons and television programming.

Basis of Presentation

Interim Financial Statements

            The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE, included in its Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (the “2001 Form 10-K”).

Basis of Consolidation

            The consolidated financial statements of TWE include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWE has a controlling voting interest, as if TWE and its subsidiaries were a single company. Intercompany transactions between the consolidated companies have been eliminated.

Revenue Classification Changes

            In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for TWE in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification will impact TWE’s Cable segment, resulting in an increase in both revenues and costs of approximately $61 million on both a pro forma and historical basis for the three months ended June 30, 2001 and an increase in both revenues and costs of approximately $120 million on both a pro forma and historical basis for the six months ended June 30, 2001.

Accounting for Business Combinations

            In July 2001, the FASB issued Statements of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for TWE in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting FAS 142, see Note 3.

Reclassifications

            Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2002 presentation.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.     MERGER AND RESTRUCTURING COSTS

America Online-Time Warner Merger

            In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, TWE recorded a restructuring liability of approximately $301 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

            Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $19 million were made in 2001 ($10 million of which was in the second quarter and for the first six months of 2001), an additional $5 million was made in the second quarter of 2002 and approximately $18 million was made for the first six months of 2002. As of June 30, 2002, the remaining liability of approximately $70 million was classified as a current liability in the accompanying consolidated balance sheet.

            The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Store operations included in the Filmed Entertainment segment. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $88 million in 2001 ($15 million of which was paid in the second quarter of 2001 and $20 million for the first six months of 2001), an additional $24 million was paid in the second quarter of 2002 and approximately $49 million was paid for the first six months of 2002. In addition, for the second quarter and the first six months of 2002, there were non-cash reductions in the restructuring accrual of approximately $15 million, as actual termination payments were less than amounts originally estimated. As of June 30, 2002, the remaining liability of $42 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

            Selected information relating to the restructuring plans follows (in millions):

	Employee Termination	Exit Costs	Total

Initial accruals	$107	$194	$301
Cash paid – 2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194
Cash paid – 2002	(18)	(49)	(67)
Noncash reductions(a) – 2002	—	(15)	(15)

Restructuring liability as of June 30, 2002	$70	$42	$112

______________

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

3.     GOODWILL AND INTANGIBLE ASSETS

            As discussed in Note 1, in January 2002, TWE adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

FAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002.

            Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 8 – Segment Information. This methodology differs from TWE’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

            Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of approximately $22 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology or recent comparable transactions.

            The FAS 142 goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated to other segments of AOL Time Warner.

            A summary of changes in the Company’s goodwill during the first six months of 2002, and total assets at June 30, 2002, by business segment is as follows (in millions):

	Goodwill				Total Assets

	January 1, 2002(1) (2)	Acquisitions & Adjustments	Impairments	June 30, 2002	June 30, 2002

Cable	$19,048	$—	$(16,768)	$2,280	$32,625
Filmed Entertainment	6,165	6	(2,851)	3,320	12,756
Networks(3)	8,934	22	(2,144)	6,812	10,187
Corporate	—	—	—	—	672

Total	$34,147	$28	$(21,763)	$12,412	$56,240

______________

(1)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(2)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE’s assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE’s standalone financial statements because TWE is not subject to U.S. Federal income taxation.
(3)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            As of June 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2002			As of December 31, 2001

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Film library	$2,529	$(207)	$2,322	$2,529	$(138)	$2,391
Customer lists and other intangible assets	230	(137)	93	204	(131)	73

Total	$2,759	$(344)	$2,415	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises	$21,907	$(1,644)	$20,263	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$24,057	$(1,705)	$22,352	$24,061	$(1,705)	$22,356

            The Company recorded amortization expense of $38 million during the second quarter of 2002 compared to $36 million on a pro forma basis ($666 million on a historical basis) during the second quarter of 2001. The Company recorded amortization expense of $75 million for the first six months of 2002 compared to $72 million on a pro forma basis ($1.347 billion on a historical basis) for the first six months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $156 million; 2003: $156 million; 2004: $150 million; 2005: $150 million; and 2006: $150 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

During the first six months of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average Amortization Period

Customer lists and other intangible assets subject to amortization	$26	10-15 years
Cable television franchises not subject to amortization	9	Indefinite

Total	$35

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January 1, 2001, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

	(millions)
	Net income (loss)	Net income (loss)

As reported – historical basis	$(232)	$(582)
Add: Goodwill amortization	451	864
Add: Intangible amortization	179	411
Add: Equity investee goodwill amortization	34	70
Minority interest impact	2	4
Income tax impact	—	—

Adjusted	$434	$767

4.     RESTRUCTURING OF TWE-ADVANCE/NEWHOUSE PARTNERSHIP AND ROAD RUNNER

            As of June 30, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. As of June 30, 2002, TWE-A/N owned cable television systems (or interests therein) serving approximately 7.0 million subscribers, of which 5.9 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. The financial position and operating results of TWE-A/N are currently consolidated by TWE, and the partnership interest owned by Advance/Newhouse is reflected in the consolidated financial statements of TWE as minority interest.

            As of June 30, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 67% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). TWE’s interest in Road Runner is accounted for using the equity method of accounting because of certain approval rights currently held by Advance/Newhouse, a partner in TWE-A/N.

            On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which will result in Advance/Newhouse taking a more active role in the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On August 1, 2002 (the “Debt Closing Date”), Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed management responsibilities for the Advance/Newhouse Systems, to the extent permitted under applicable government regulations, and accordingly, AOL Time Warner and TWE will deconsolidate the financial position and operating results of these systems effective in the third quarter of 2002. Additionally, all prior period results associated with the Advance/Newhouse Systems will be reflected as a discontinued operation beginning in the third quarter of 2002. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains substantially all of the interests in the other TWE-A/N assets and liabilities. As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner. As a result, beginning in the third quarter of 2002, TWE will consolidate the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment, retroactive to the beginning of the year.

            The impact on the TWE Cable segment of consolidating Road Runner is affected by certain transactions between Road Runner and the TWE Cable segment. Specifically, a substantial portion of Road Runner’s revenues are derived from transactions with TWE’s Cable segment. As a result, upon consolidation of Road Runner’s results of operations with the results of operations of the TWE Cable segment, a substantial portion of Road Runner’s revenues

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

will be eliminated. The deconsolidation of the Advance/Newhouse Systems and consolidation of Road Runner will impact the results of operations of TWE’s Cable segment, as follows (in millions):

Cable Segment

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$1,812	$768	$464	$1,523	$667	$432
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(44)	—	—	(27)	—	—

Pro Forma Cable Segment	$1,478	$571	$319	$1,246	$488	$288

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

Cable Segment	$3,548	$1,496	$911	$2,969	$1,328	$882
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(83)	—	—	(51)	—	—

Pro Forma Cable Segment	$2,892	$1,110	$627	$2,429	$967	$584

            The impact on TWE’s consolidated operating results of deconsolidating the Advance/Newhouse Systems and consolidating Road Runner is affected by the intercompany transaction between Road Runner and the TWE Cable segment, as noted above, as well as certain transactions with other segments of TWE. For example, TWE’s consolidated results will also be impacted by certain transactions with the Advance/Newhouse Systems that were previously eliminated in consolidation. For example, the Advance/Newhouse Systems purchase cable programming from HBO. Once the Advance/Newhouse Systems are deconsolidated, these programming revenues recognized by the Networks segment will no longer need to be eliminated in consolidation. The impact of the deconsolidation of the Advance/Newhouse Systems and the consolidation of Road Runner, including the impact of the intercompany transactions discussed above, is as follows (in millions):

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

TWE

	Three Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

TWE	$4,567	$1,156	$790	$3,689	$964	$663
TWE-A/N Impact	(363)	(172)	(107)	(304)	(137)	(85)
Road Runner Impact	73	(25)	(38)	54	(42)	(59)
Intercompany Impact	(31)	—	—	(16)	—	—

Pro Forma TWE	$4,246	$959	$645	$3,423	$785	$519

	Six Months Ended June 30

	2002			2001 Pro Forma

	Revenue	EBITDA	Operating Income	Revenue	EBITDA	Operating Income

TWE	$8,594	$2,171	$1,461	$7,290	$1,864	$1,286
TWE-A/N Impact	(715)	(333)	(205)	(596)	(271)	(171)
Road Runner Impact	142	(53)	(79)	107	(90)	(127)
Intercompany Impact	(57)	—	—	(29)	—	—

Pro Forma TWE	$7,964	$1,785	$1,177	$6,772	$1,503	$988

            Exclusive of any gain or loss associated with these transactions, the impact of the TWE-A/N restructuring on TWE’s consolidated net income will be substantially mitigated because the earnings of TWE-A/N attributable to Advance/Newhouse’s current one-third interest are reflected as minority interest expense in the accompanying consolidated statement of operations. Additionally, because TWE had previously accounted for its investment in Road Runner using the equity method of accounting, and TWE will not acquire an additional interest in Road Runner as part of the restructuring, the consolidation of Road Runner will not impact TWE’s net income.

            As of June 30, 2002, the Advance/Newhouse Systems had total assets of approximately $2.7 billion and had been allocated approximately $780 million of debt, which, upon the deconsolidation of the Advance/Newhouse Systems, will no longer be included in the consolidated assets and liabilities of AOL Time Warner. Additionally, as of June 30, 2002, Road Runner had total assets of approximately $180 million and no debt, which, upon the consolidation of Road Runner, will be included in the consolidated assets of TWE.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.     INVENTORIES

Inventories and film costs consist of:

	June 30, 2002	December 31, 2001

	(millions)
Programming costs, less amortization	$1,302	$1,285
Merchandise	165	158
Film costs - Theatrical:
Released, less amortization	626	650
Completed and not released	154	285
In production	535	346
Development and pre-production	48	36
Film costs - Television:
Released, less amortization	171	123
Completed and not released	26	95
In production	1	59
Development and pre-production	6	2

Total inventories and film costs(a)	3,034	3,039
Less current portion of inventory	881	852

Total noncurrent inventories and film costs	$2,153	$2,187

_____________

(a)	Does not include $2.322 billion and $2.391 billion of net film library costs as of June 30, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet (Note 3).

6.     PARTNERS’ CAPITAL

            TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse AOL Time Warner for stock options granted to employees of TWE based on the amount by which the market price of AOL Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of AOL Time Warner common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of AOL Time Warner common stock declines.

            During the six months ended June 30, 2002, TWE accrued $222 million of tax-related distributions and reversed previous stock option distribution accruals of $396 million, based on closing prices of AOL Time Warner common stock of $14.71 at June 30, 2002 and $32.10 at December 31, 2001. During the six months ended June 30, 2001, TWE accrued $50 million of tax-related distributions and $817 million of stock option distributions as a result of an increase at that time in the market price of AOL Time Warner common stock. During the six months ended June 30, 2002, TWE paid distributions to the AOL Time Warner General Partners in the amount of $244 million, consisting of $222 million of tax-related distributions and $22 million of stock option related distributions. During the six months ended June 30, 2001, TWE paid the AOL Time Warner General Partners distributions in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions.

7.    LONG–TERM DEBT

            In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new, senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated three financing arrangements under certain previously existing bank credit facilities with an aggregate borrowing capacity of $12.6 billion (the “Old Credit Agreements”) which were to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreement include AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, TBS and TW Companies, directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. The obligations of TWE and TWE-A/N are not guaranteed. Borrowings will bear interest at specific rates, generally based on the credit rating for each of the borrowers, currently equal to LIBOR plus .625% including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain maximum leverage and minimum GAAP net worth covenants of 4.5 times and $50 billion, respectively, for AOL Time Warner and maximum leverage covenant of 5.0 times for TWE and TWE-A/N, but do not contain any ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the AOL Time Warner’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.     SEGMENT INFORMATION

            TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

            TWE’s results for 2002 have been impacted by certain transactions and events that cause them not to be comparable to the results reported in 2001. In order to make the 2001 operating results more comparable to the 2002 presentation and make an analysis of 2002 and 2001 more meaningful, supplemental pro forma operating results for 2001 have been presented as if FAS 142 had been applied at the beginning of 2001.

            The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in the 2001 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were with third parties.

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Revenues(a)
Cable	$1,812	$1,523	$1,523	$3,548	$2,969	$2,969
Filmed Entertainment.	2,063	1,590	1,590	3,736	3,193	3,193
Networks	846	745	745	1,628	1,469	1,469
Intersegment elimination	(154)	(169)	(169)	(318)	(341)	(341)

Total	$4,567	$3,689	$3,689	$8,594	$7,290	$7,290

___________________

(a)	Revenues reflect the provisions of Topic D-103 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 to reflect the new accounting provisions. As a result, the impact of Topic D-103 was to increase revenues and costs by equal amounts of approximately $61 and $120 million for the three months and six months ended June 30, 2001, respectively.

Intersegment Revenues

            In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

  The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
  The Networks segment generating subscription revenues by selling cable network programming to the Cable segment; and
  The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

            These intercompany transactions are recorded by each segment at fair value as if the transactions were with third parties and, therefore, impact segment performance. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by TWE’s segments on intercompany transactions are as follows:

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30 ,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Intercompany Revenues
Cable	$2	$—	$—	$3	$1	$1
Filmed Entertainment	75	93	93	172	187	187
Networks	77	76	76	143	153	153

Total intercompany revenues	$154	$169	$169	$318	$341	$341

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
EBITDA(a)
Cable	$768	$667	$667	$1,496	$1,328	$1,328
Filmed Entertainment	220	161	161	358	261	261
Networks	188	156	156	357	314	314
Corporate	(20)	(20)	(20)	(40)	(39)	(39)

Total EBITDA	$1,156	$964	$964	$2,171	$1,864	$1,864

______________

(a)	EBITDA represents operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets. After deducting depreciation and amortization, TWE’s operating income for the three months ended June 30 was $790 million in 2002 and $663 million in 2001 ($33 million on a historical basis). After deducting depreciation and amortization, TWE’s operating income for the six months ended June 30 was $1.461 billion in 2002 and $1.286 billion in 2001 ($11 million on a historical basis).

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Depreciation of Property, Plant and Equipment
Cable	$302	$235	$235	$582	$446	$446
Filmed Entertainment	18	21	21	36	42	42
Networks	6	8	8	13	16	16
Corporate	2	1	1	4	2	2

Total depreciation	$328	$265	$265	$635	$506	$506

	Three Months EndedJune 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Amortization of Intangible Assets(a)
Cable	$2	$—	$473	$3	$—	$961
Filmed Entertainment	33	33	97	67	67	195
Networks	3	3	96	5	5	191

Total amortization	$38	$36	$666	$75	$72	$1,347

______________

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            As discussed in Note 3, when FAS 142 was initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date was reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance required that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result, $6.857 billion of the goodwill generated in the Merger originally allocated to the TWE segments was reallocated on January 1, 2002, to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE’s assets by business segment, reflecting the January 1, 2002 reallocation of goodwill in accordance with FAS 142:

	June 30, 2002 Historical	December 31, 2001 Historical

	(millions)
Assets
Cable	$32,625	$56,760
Filmed Entertainment	12,756	16,394
Networks	10,187	11,225
Corporate	672	679

Total assets	$56,240	$85,058

9.     COMMITMENTS AND CONTINGENCIES

            In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest began accruing on those amounts at the Georgia annual statutory rate of twelve percent. The Company paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition of certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

            On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., the Company, Warner–Elektra–Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). The Company believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, the Company is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

            TWE is also subject to numerous other legal proceedings. In management’s opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE’s consolidated financial statements.

10.     ADDITIONAL FINANCIAL INFORMATION

Cash Flows

            Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Cash payments made for interest	$(217)	$(310)	$(310)
Interest income received	5	15	15

Cash interest expense, net	$(212)	$(295)	$(295)

Cash payments made for income taxes	$(80)	$(98)	$(98)
Income tax refunds received	2	2	2

Cash taxes, net	$(78)	$(96)	$(96)

Other Expense, Net

            Other expense, net, consists of:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 Historical	2001 Pro Forma	2001 Historical	2002 Historical	2001 Pro Forma	2001 Historical

	(millions)
Other investment–related activity, principally losses on equity investees	$(39)	$(46)	$(80)	$(72)	$(75)	$(145)
Gains related to the exchange of unconsolidated cable television systems	—	39	39	—	71	71
Losses on asset securitization programs	(5)	(5)	(5)	(9)	(11)	(11)
Miscellaneous	(5)	(1)	(1)	(1)	(2)	(2)

Total other expense, net	$(49)	$(13)	$(47)	$(82)	$(17)	$(87)

Other Current Liabilities

            Other current liabilities consist of:

	June 30, 2002 Historical	December 31, 2001 Historical

Accrued expenses	$2,007	$1,940
Accrued compensation	195	275
Deferred revenues	309	350
Accrued income taxes	74	51

Total	$2,585	$2,616

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

            Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”), (collectively, the “General Partners”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

  Overview. This section provides a general description of the General Partners’ businesses, as well as recent developments that the General Partners believe are important in understanding their results of operations, as well as to anticipate future trends in those operations.
  Results of operations. This section provides an analysis of WCI’s results of operations for the three and six months ended June 30, 2002 relative to the comparable periods of 2001. WCI is the only General Partner with independent business operations, therefore the results of ATC are not discussed. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.
  Financial condition and liquidity. This section provides an analysis of WCI’s financial condition and cash flows as of and for the six months ended June 30, 2002.
  Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by the General Partners throughout MD&A are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

            On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Cable Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (“TWE”), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees”) (Note 8). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. WCI and ATC are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

            WCI conducts substantially all of AOL Time Warner’s music operations, which include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investment in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”). The financial position

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

and results of operations of ATC are principally derived from its investments in TWE, TW Companies, TBS and Time Warner Telecom, Inc.

            On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner, the world’s leading media and entertainment company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner and WCI and ATC each became an indirect, wholly owned, subsidiary of AOL Time Warner.

Use of EBITDA

            WCI evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before noncash depreciation of tangible assets and amortization of intangible assets (“EBITDA”). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other measures, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

Recent Developments

Investment in TWE

            As of March 31, 2002, the General Partners in the aggregate held 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies held, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp. (“AT&T”).

            During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of their interests in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital (Note 7).

            AT&T also has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, TWE and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussing an alternative transaction. For the time being, AOL Time

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Warner and AT&T have asked Banc of America not to deliver the determinations. TWE cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

Sale of Columbia House

            In June 2002, AOL Time Warner and Sony Corporation of America reached a definitive agreement to each sell 85% of its 50% interest in the Columbia House Company Partnerships (“Columbia House”) to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale has resulted in WCI recognizing a pretax gain of approximately $96 million, which is included in other expense, net, in the accompanying consolidated statement of operations. In addition, WCI has deferred an approximate $6 million gain on the sale. As part of the transaction, AOL Time Warner, including WCI, will continue to license music and video product to Columbia House for a five-year period (Note 5).

Acquisition of Word Entertainment

            In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations.

RESULTS OF OPERATIONS
Transactions Affecting Comparability of Results of Operations

New Accounting Standards

            In the first quarter of 2002, the General Partners adopted new accounting guidance in several areas, some of which require retroactive restatement of all periods presented to reflect the new accounting provisions.

Reimbursement of “Out-of-Pocket” Expenses

            In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002. The new guidance requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $51 million in the second quarter of 2001 and $82 million for the first six months of 2001.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

EITF Issue No. 01-09

            In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs each were reduced by an equal amount of approximately $11 million in the second quarter of 2001 and $19 million for the first six months of 2001.

Other Significant Transactions and Nonrecurring Items

            As more fully described herein and in the related footnotes, the comparability of WCI’s and ATC’s operating results has been affected by certain significant transactions and nonrecurring items in each period.

            The General Partners’ operating results for the six months ended June 30, 2002 included (i) merger and restructuring costs of approximately $4 million ($0 in the second quarter) at WCI (Note 3), (ii) noncash pretax charges of approximately $356 million ($98 million in the second quarter) at WCI and approximately $237 million ($62 million in the second quarter) at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4) and (iii) an approximate $96 million gain in the second quarter on the sale of a portion of WCI’s interest in Columbia House (Note 5).

            For the six months ended June 30, 2001, WCI’s operating results included a noncash pretax charge of approximately $9 million ($0 in the second quarter) to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value.

            In addition, the General Partners adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the General Partners individually completed their impairment reviews, resulting in WCI recording an approximate $19 billion noncash charge and ATC recording an approximate $10 billion noncash charge for the impairment of goodwill, all of which was generated in the Merger. Approximately $14 billion of WCI’s charge and all of ATC’s charge was the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges reflect overall market declines since the Merger was announced in January 2000, are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 6).

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

            In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant transactions and nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

            WCI had revenues of $972 million and net income of $190 million in 2002, compared to revenues of $935 million and a net loss of $389 million in 2001. EBITDA increased 15% to $100 million in 2002 from $87 million in 2001. Operating income was $27 million in 2002 compared to an operating loss of $146 million in 2001. Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates on international revenues and lower industry-wide domestic recorded music sales. The increase in EBITDA is due primarily to higher revenues and the impact of various cost-saving and restructuring programs. The increase in operating income is due primarily to higher EBITDA and decreased amortization expense resulting from the adoption of FAS 142. As of June 30, 2002, WCI’s music operations had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

             Equity in Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was income of $273 million in 2002, compared to a loss of $91 million in 2001. TWE’s pretax income (loss) increased in 2002 as compared to 2001 principally as a result of a decrease in amortization expense resulting from the adoption of FAS 142 and improved operating results related to TWE’s businesses.

             Interest Expense, Net. WCI’s interest expense, net, was $34 million in 2002, compared to $11 million in 2001. The increase was principally the result of interest expense associated with a note payable to AOL Time Warner.

             Other Income (Expense), Net. WCI’s other income (expense), net, was income of $41 million in 2002, compared to expense of $120 million in 2001. Excluding the significant transactions and nonrecurring items previously discussed, other income (expense), net, was $43 million of income in 2002, compared to expense of $120 million in 2001. The increase in other income (expense), net, was principally the result of a decrease in losses from certain investments accounted for under the equity method of accounting. In 2001, these losses primarily related to the amortization of goodwill and intangible assets associated with these investments. In 2002, under FAS 142, the amortization of goodwill and indefinite lived intangible assets associated with these investments ceased.

             Income Tax Expense. The relationship between income before income taxes and income tax expense for the General Partners is principally affected by certain financial statement expenses that are not deductible for income tax purposes and foreign income taxed at different rates. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE. Income tax expense was $117 million in 2002, compared to $21 million in 2001. The increase in income tax expense is primarily due to the previously discussed improved operating results.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

            WCI had revenues of $1.919 billion and income before the cumulative effect of an accounting change of $202 million in 2002, compared to revenues of $1.839 billion and a loss of $777 million in 2001. EBITDA, excluding the $4 million of merger and restructuring charges in 2002,

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

increased 8% to $196 million in 2002 from $181 million in 2001. Operating income was $48 million in 2002 compared to an operating loss of $280 million in 2001. Revenues increased primarily due to increases in DVD manufacturing and merchandising sales, increases in WCI’s music operation’s worldwide recorded music sales and the impact of the acquisition of Word Entertainment in January 2002, offset in part by the negative effect of changes in foreign currency exchange rates. The increase in EBITDA is due primarily to the higher revenues and the impact of various cost-saving and restructuring programs. The increase in operating income is due primarily to higher EBITDA and decreased amortization expense resulting from the adoption of FAS 142. As of June 30, 2002, WCI’s music operations had increased its domestic album market share to 17.6%, compared to 17.1% at June 30, 2001.

             Equity in Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was income of $501 million in 2002, compared to a loss of $227 million in 2001. TWE’s pretax income increased in 2002 as compared to 2001 principally as a result of a decrease in amortization expense resulting from the adoption of FAS 142 and improved operating results related to TWE’s businesses.

             Interest Expense, Net. WCI’s interest expense, net, was $42 million in 2002 compared to $11 million in 2001. The increase was principally the result of interest expense associated with a note payable to AOL Time Warner.

             Other Income (Expense), Net. WCI’s other income (expense), net, was $218 million of expense in 2002, compared to $228 million of expense in 2001. Excluding the significant transactions and nonrecurring items previously discussed, other income (expense), net, was $42 million of income in 2002, compared to expense of $219 million in 2001. The increase in other income (expense), net, principally the result of a decrease in losses from certain investments accounted for under the equity method of accounting. In 2001, these losses primarily related to the amortization of goodwill and intangible assets associated with these investments. In 2002, under FAS 142, the amortization of goodwill and indefinite lived intangible assets associated with these investments ceased.

             Income Tax Expense. The relationship between income before income taxes and income tax expense for the General Partners is principally affected by certain financial statement expenses that are not deductible for income tax purposes and foreign income taxed at different rates. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE. Income tax expense was $87 million in 2002, compared to $31 million in 2001. The increase in income tax expense is primarily due to the previously discussed improved operating results.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 2002

Current Financial Condition

            WCI had $27.6 billion of equity at June 30, 2002, compared to $57.4 billion of equity at December 31, 2001. Cash and equivalents decreased to zero at June 30, 2002, compared to $40 million at December 31, 2001. As of June 30, 2002, WCI had an $844 million note payable outstanding to AOL Time Warner.

            ATC had $15.2 billion of equity at June 30, 2002, compared to $28.3 billion at December 31, 2001. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC’s revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC’s obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash Flows

            In the first six months of 2002, WCI’s cash provided by operations amounted to $117 million and reflected $192 million of EBITDA, $145 million of distributions from TWE, less $20 million of payments made under WCI’s asset securitization program, $10 million of net income tax payments (including $2 million received from TW Companies under a tax sharing agreement), $6 million of net interest payments and $184 million related to an increase in other working capital requirements.

            In the first six months of 2001, cash provided by WCI’s operations of $405 million reflected $181 million of EBITDA, $232 million of distributions from TWE, $40 million of proceeds received under WCI’s asset securitization program, less $21 million of net income tax payments (including $39 million paid to TW Companies under a tax sharing agreement), $1 million of net interest payments and $26 million related to an increase in other working capital requirements.

            Cash used by investing activities increased to $145 million in the first six months of 2002, compared to $138 million in the first six months of 2001 primarily due to an increase in investments and acquisitions, including the acquisition of Word, offset in part by $34 million of investment proceeds received in 2002 related to the Columbia House sale.

            Cash used by financing activities decreased to $12 million in the first six months of 2002, compared to $260 million in the first six months of 2001 primarily as a result of a decrease in dividends.

            Management believes that WCI’s operating cash flow and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

            WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. During the six months ended June 30, 2002, the General Partners received an aggregate $244 million of distributions from TWE, consisting of $222 million of tax-related distributions and $22 million of stock option related distributions. During the six months ended June 30, 2001, the General Partners received an aggregate $391 million of distributions, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. Of such aggregate distributions, WCI received $145 million during the six months ended June 30, 2002 and $232 million in 2001 and ATC received $99 million during the six months ended June 30, 2002 and $159 million in 2001.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

            The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the General Partners are under no obligation to (and expressly disclaim any such obligation to) update

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

            The General Partners operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The General Partners’ actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the General Partners in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in other filings with the SEC and the following, which includes factors and risks inherent in the General Partners’ investment in TWE:

  For TWE’s cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as “digital must-carry,” open access or common carrier requirements); government regulation of other services, such as broadband cable modem service; increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video-on-demand) to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion; fluctuations in spending levels by advertisers and consumers; the ability to enter into new program vendor advertising arrangements; and greater than expected increases in programming or other costs.
  For TWE’s filmed entertainment businesses generally, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; the potential repeal of the Sonny Bono Copyright Term Extension Act; the uncertain impact of technological developments which may facilitate piracy of the TWE’s copyrighted works; and risks associated with foreign currency exchange rates. With respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace; with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.
  For TWE’s network businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of network advertising to economic cyclicality and to new media technologies; the impact of consolidation among cable and satellite distributors; piracy of programming by means of Internet peer-to-peer file sharing; the impact of personal video recorder “ad-stripping” functions on advertising sales; the development of new technologies that alter the role of programming networks and services; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.
  For WCI’s music business, its ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists; its ability to continue to enforce its intellectual property rights in digital environments; piracy of programming by means of Internet peer-to-peer file sharing; its ability to develop a successful business model applicable to a digital online

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

environment; the potential repeal of Subsection (6) of California Labor Code Section 2855 regarding the maximum length of personal service contracts; the potential repeal of the Sonny Bono Copyright Term Extension Act; risks associated with foreign currency exchange rates; and the overall strength of global music sales.

  For the General Partners generally, the risk that lower than expected valuations associated with their cash flows and revenues may result in the inability of the General Partners to realize the value of recorded intangibles and goodwill.

            In addition, the General Partners’ overall financial strategy, including growth in operations, maintaining its financial ratios and a strong balance sheet, could be adversely affected by increased interest rates , decreased liquidity of capital markets (including access to both debt capital markets and bank financing), failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in the General Partners’ plans, strategies and intentions.

TWE GENERAL PARTNERS
CONSOLIDATED BALANCE SHEETS

	WCI		ATC

	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001

	(unaudited)		(unaudited)
	(millions)
ASSETS
Current assets
Cash and equivalents	$—	$40	$—	$—
Receivables, less allowances of $281 and $355 million	583	944	—	—
Inventories	133	121	—	—
Prepaid expenses	700	708	—	—

Total current assets	1,416	1,813
Investments in and amounts due to and from TWE	19,880	36,834	13,619	25,292
Investments in TW Companies	103	103	59	60
Other investments	4,435	6,084	1,357	3,047
Intangible assets subject to amortization	2,938	2,926	—	—
Intangible assets not subject to amortization	1,643	1,643	—	—
Goodwill	1,090	11,799	262	262
Other assets, primarily property, plant and equipment	620	621	—	—

Total assets	$32,125	$61,823	$15,297	$28,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$231	$222	$—	$—
Royalties payable	825	891	—	—
Debt due within one year, including $844 million due to AOL Time Warner from WCI at June 30, 2002	846	—	—	—
Other current liabilities	687	894	—	—

Total current liabilities	2,589	2,007
Deferred income taxes	1,461	1,656	29	124
Other long-term liabilities, including $16, $264, $29 and $199 million, respectively, due to TW Companies	494	736	29	199
Shareholders’ equity
Common stock	1	1	1	1
Preferred stock of WCI, $.01 par value, 90,000 shares outstanding and $90 million liquidation preference	—	—	—	—
Paid-in capital	49,347	60,162	26,261	29,773
Retained deficit	(21,027)	(1,969)	(10,151)	(657)

	28,321	58,194	16,111	29,117
Due from TW Companies, net	(154)	(184)	(536)	(443)
Reciprocal interest in TW Companies stock	(586)	(586)	(336)	(336)

Total shareholders equity	27,581	57,424	15,239	28,338

Total liabilities and shareholders’ equity	$32,125	$61,823	$15,297	$28,661

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
Content and other revenues(a)	$972	$935	$—	$—

Cost of revenues(a)	(565)	(459)	—	—
Selling, general and administrative(a)	(335)	(413)	—	—
Amortization of goodwill and other intangibles	(45)	(209)	—	—

Operating income (loss)	27	(146)	—	—
Equity in pretax income (loss) of TWE(a)	273	(91)	188	(62)
Interest expense, net	(34)	(11)	—	—
Other income (expense), net(a)	41	(120)	(60)	(74)

Income (loss) before income taxes	307	(368)	128	(136)
Income tax expense(a)	(117)	(21)	(48)	(16)

Net income (loss)	$190	$(389)	$80	$(152)

__________________

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues	$110	$62	$—	$—
Cost of revenues	—	(1)	—	—
Selling, general and administrative	(8)	(28)	—	—
Equity in pretax loss of TWE	(46)	(28)	—	—
Other expense, net	(2)	(2)	—	—
Income tax benefit (expense)	(75)	7	(27)	(3)

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
Content and other revenues(a)	$1,919	$1,839	$—	$—

Cost of revenues(a)	(1,108)	(864)	—	—
Selling, general and administrative(a)	(675)	(840)	—	—
Amortization of goodwill and other intangibles	(88)	(415)	—	—

Operating income (loss)	48	(280)
Equity in pretax income (loss) of TWE(a)	501	(227)	343	(155)
Interest expense, net	(42)	(11)	—	—
Other expense, net(a)	(218)	(228)	(232)	(146)

Income (loss) before income taxes and cumulative effect of accounting change	289	(746)	111	(301)
Income tax expense(a)	(87)	(31)	(26)	(15)

Income (loss) before cumulative effect of accounting change	202	(777)	85	(316)
Cumulative effect of accounting change	(18,962)	—	(9,603)	—

Net loss	$(18,760)	$(777)	$(9,518)	$(316)

______________

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues	$165	$111	$—	$—
Cost of revenues	(2)	(2)	—	—
Selling, general and administrative	(12)	(9)	—	—
Equity in pretax loss of TWE	(66)	(50)	—	—
Other income, net	16	16	—	—
Income tax benefit (expense)	(2)	39	9	9

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)
OPERATIONS
Net loss	$(18,760)	$(777)	$(9,518)	$(316)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	18,962	—	9,603	—
Depreciation and amortization	144	461	—	—
Loss on writedown of investments	356	9	237	—
Excess (deficiency) of distributions over equity in pretax income of TWE	(356)	459	(244)	314
Equity in losses (income) of other investee companies after distributions	(127)	224	(5)	146
Changes in operating assets and liabilities	(102)	29	29	14

Cash provided by operations	117	405	102	158

INVESTING ACTIVITIES
Investments and acquisitions	(129)	(68)	—	—
Capital expenditures	(50)	(70)	—	—
Investment proceeds	34	—	—	—

Cash used by investing activities	(145)	(138)	—	—

FINANCING ACTIVITIES
Dividends	(42)	(206)	(9)	(139)
(Increase) decrease in amounts due from TW Companies, net	30	(54)	(93)	(19)

Cash used by financing activities	(12)	(260)	(102)	(158)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(40)	7	—	—

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	40	36	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$43	$—	$—

See accompanying notes.

TWE GENERAL PARTNERS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2002	2001	2002	2001

	(millions)

BALANCE AT BEGINNING OF PERIOD	$57,424	$8,776	$28,338	$2,075

Allocation of a portion of the purchase price of the America Online-Time Warner merger to WCI and ATC	—	52,982	—	28,253
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142	(10,815)	—	(3,512)	—

Balance at beginning of period, adjusted to give effect to the America Online-Time Warner Merger and reallocation of goodwill upon adoption of FAS 142	46,609	61,758	24,826	30,328

Net loss	(18,760)	(777)	(9,518)	(316)
Other comprehensive income (loss)	73	(13)	7	(3)

Comprehensive loss	(18,687)	(790)	(9,511)	(319)

(Increase) decrease in stock option distribution liability to TW Companies	235	(484)	161	(333)
Dilution of interest in Time Warner Entertainment, L.P. (net of $146 and $96 million income tax impact for WCI and ATC, respectively)	(219)	—	(144)	—
Dividends	(389)	(4)	—	—
Transfers (to) from TW Companies, net	30	(53)	(93)	(19)
Other	2	2	—	2

BALANCE AT END OF PERIOD	$27,581	$60,429	$15,239	$29,659

See accompanying notes.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

            On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (“TWE”), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees,” see Note 8). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the “General Partners.”

            WCI conducts substantially all of TW Companies’s music operations, which include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investments in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”). ATC does not conduct operations independent of its ownership interests in TWE and certain other investments, including investments in TW Companies, TBS and Time Warner Telecom.

            On January 11, 2001, America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) merged to form AOL Time Warner Inc. (“AOL Time Warner”), the world’s leading media and entertainment company (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner, and WCI and ATC each became an indirect, wholly owned subsidiary of AOL Time Warner.

Basis of Presentation

Interim Financial Statements

            The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the General Partners included in TWE’s Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

            In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued as interpretive guidance EITF Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“Topic D-103”). Topic D-103 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and was effective for the General Partners in the first quarter of 2002. The new guidance requires retroactive restatement of all periods

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

presented to reflect the new accounting provisions. This change in revenue classification impacts WCI, resulting in an increase in both revenues and costs of approximately $51 million in the second quarter of 2001 and $82 million for the first six months of 2001.

EITF Issue No. 01-09

            In April 2001, the FASB’s EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The new guidance impacts WCI and requires retroactive restatement of all periods presented to reflect the new accounting provisions. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs each were reduced by an equal amount of approximately $11 million in the second quarter of 2001 and $19 million for the first six months of 2001.

Accounting for Business Combinations

            In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for the General Partners in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, WCI and ATC recorded one-time, noncash charges of approximately $19 billion and $10 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. Approximately $14 billion of WCI’s charge and all of ATC’s charge was the result of goodwill impairment charges recorded at TWE and certain AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations. For additional discussion on the impact of adopting FAS 142 (Note 6).

Reclassifications

            Certain reclassifications have been made to the prior year’s financial statements to conform to the June 30, 2002 presentation.

2.     WORD ENTERTAINMENT ACQUISITION

            In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            WCI is currently in the process of allocating the purchase price paid to acquire Word. Based upon a preliminary purchase price allocation, as of June 30, 2002, approximately $10 million has been allocated to copyrights, approximately $20 million has been allocated to music catalogues and approximately $27 million of the purchase price has been allocated to goodwill.

3.     MERGER-RELATED COSTS

Merger Costs

            In accordance with generally accepted accounting principles, WCI generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid. However, certain merger costs do not meet the criteria for capitalization and are expensed as incurred. Merger costs both capitalized and expensed are discussed in more detail in the following paragraphs.

Merger Costs Capitalized as a Cost of Acquisition

            In connection with the Merger, WCI has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, WCI accrued an initial restructuring liability of approximately $312 million during the first quarter of 2001. WCI adjusted these restructuring liabilities downward by $3 million during 2001 as it refined its restructuring plans. The restructuring accruals relate to costs to exit and consolidate certain activities at WCI, as well as costs to terminate employees of WCI. Such amounts were recognized as liabilities assumed in the purchase business combination and, accordingly, resulted in additional goodwill being recorded in connection with the Merger.

            Of the total restructuring accruals, $261 million related to work force reductions and represented employee termination benefits. Because certain employees can defer receipt of termination benefits for up to 24 months, cash payments will continue after the employee has been terminated. Termination payments of approximately $52 million were made in 2001 ($15 million of which were paid in the second quarter and first six months of 2001) and an additional $56 million was paid in the first six months of 2002 ($24 million of which was paid in the second quarter). As of June 30, 2002, the remaining liability of approximately $153 million was primarily classified as a current liability in WCI’s accompanying balance sheet.

            The restructuring accrual also includes approximately $48 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in 2001 ($6 million of which was paid in the second quarter and first six months of 2001) and an additional $9 million was paid in the first six months of 2002 ($3 million of which was paid in the second quarter). As of June 30, 2002, the remaining liability of $32 million was primarily classified as a long-term liability in WCI’s accompanying consolidated balance sheet.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

            Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee Termination	Other Exit Costs	Total

Initial accruals	$261	$48	$309

Cash paid – 2001	(52)	(7)	(59)

Restructuring liability as of December 31, 2001	209	41	250

Cash paid – 2002	(56)	(9)	(65)

Restructuring liability as of June 30, 2002	$153	$32	$185

Merger Costs Expensed as Incurred

            During 2002, the restructuring plans included approximately $4 million of merger costs that were expensed as incurred, all of which were paid by June 30, 2002 in the first quarter, and are included in operating income (loss) in the accompanying consolidated statement of operations.

            During 2001, the restructuring plans included approximately $37 million of merger costs, relating to the renegotiation of various contractual commitments, that were expensed as incurred and included in operating income (loss) in the accompanying consolidated statement of operations (none of which was recognized in the second quarter). As of June 30, 2002, approximately $11 million of the $37 million had not been paid and is primarily classified as a current liability in the accompanying consolidated balance sheet.

4.     INVESTMENTS

            The United States economy has experienced a broad decline in the public equity markets including investments held in WCI’s and ATC’s portfolios. Similarly, certain privately held investments, restricted securities and investments accounted for using the equity method of accounting of WCI and ATC have experienced significant declines in value. As a result, WCI and ATC recorded noncash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines of approximately $98 million and $62 million, respectively, in the second quarter of 2002 and $356 million and $237 million, respectively, for the six months ended June 30, 2002. Similarly, WCI recorded a noncash pretax charge of approximately $9 million for the first six months ended June 30, 2001 to reduce the carrying value of certain investments that experienced other-than-temporary declines in value.

            Included in the 2002 charge is a charge of approximately $90 million and $345 million for the three and six months ended June 30, 2002, respectively, at WCI, and $62 million and $237 million for the three and six months ended June 30, 2002, respectively, at ATC, to reduce the General Partners’ respective investments in Time Warner Telecom for declines deemed to be other-than-temporary. Time Warner Telecom is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The value of both WCI’s and ATC’s investment in Time Warner Telecom was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since the date of the Merger, Time Warner Telecom’s share price

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

has declined significantly, resulting in impairment charges of approximately $542 million for WCI and $372 million for ATC in 2001 and approximately $345 million for WCI and $237 million for ATC in 2002.

            As of June 30, 2002, Time Warner Telecom was owned 44% by AOL Time Warner, including approximately 20% by WCI and approximately 14% by the ATC, 14% by the Advance/Newhouse Partnership and 42% by other third parties. The General Partners’ interests in Time Warner Telecom are being accounted for under the equity method of accounting. For the three months ended June 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $185 million, $4 million and $31 million, respectively. For the six months ended June 30, 2002, Time Warner Telecom had revenues, operating loss and net loss of approximately $353 million, $23 million and $74 million, respectively.

5.     SALE OF COLUMBIA HOUSE

            The Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony reached a definitive agreement to each sell 85% of their 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. WCI holds 20% of AOL Time Warner’s interest in the Columbia House domestic operations and 100% of AOL Time Warner’s interest in the Columbia House foreign operations. Under the terms of the sale agreement, WCI received proceeds of approximately $34 million in cash and a subordinated note receivable from Columbia House Holdings, Inc., a majority owned subsidiary of Blackstone, with a face amount of approximately $7 million. The sale has resulted in the WCI recognizing a pretax gain of approximately $96 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations. In addition, WCI has deferred an approximate $6 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As part of the transaction, AOL Time Warner, including WCI, will continue to license music and video product to Columbia House for a five-year period.

6.     GOODWILL AND INTANGIBLE ASSETS

            As discussed in Note 1, in January 2002, the General Partners adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The General Partners will perform their annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of 2002.

            Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of applying the provisions of FAS 142, both WCI and ATC are considered one reporting unit. This methodology differs from the General Partners’ previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

            Upon adoption of FAS 142 in the first quarter of 2002, WCI recorded an approximate $19 billion noncash charge and ATC recorded an approximate $10 billion noncash charge relating to the impairment of goodwill, all of which was generated in the Merger. Approximately $5 billion of WCI’s charge related to its wholly owned music business, while the remaining approximate $14 billion of WCI’s charge and all of ATC’s charge were the result of goodwill impairment charges recorded at TWE and other AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. Such charges are nonoperational in nature and are reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

fair value of WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting, were estimated using either the expected present value of future cash flows of the reporting unit, recent comparable transactions or a combination thereof.

            The FAS 142 goodwill impairment is associated solely with goodwill resulting from the AOL Time Warner Merger. The amount of the impairment primarily reflects the overall market declines since the AOL Time Warner Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned to all of AOL Time Warner’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated from WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting to other segments of AOL Time Warner.

            A summary of changes in WCI’s goodwill during the first six months of 2002 is as follows (in millions):

	Goodwill

	January 1, 2002(1)	Acquisitions & Adjustments(2)	Impairment(3)	June 30, 2002

Total	$5,857	$29	$(4,796)	$1,090

______________

(1)	Reflects the reallocation of $5.942 billion of goodwill to other segments of AOL Time Warner under FAS 142.

(2)	Acquisitions primarily relate to WCI’s preliminary purchase price allocation for the acquisition of Word Entertainment. In addition, the ultimate goodwill associated with certain acquisitions continues to be adjusted as the value of the assets and liabilities acquired are finalized.

(3)	The impairment charge does not include approximately $14 billion related to goodwill impairments associated with investments accounted for under the equity method of accounting.

            As of June 30, 2002 and December 31, 2001, WCI’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2002			As of December 31, 2001

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Music catalogues and copyrights (1)	$3,179	$(241)	$2,938	$3,079	$(153)	$2,926

Intangible assets not subject to amortization:
Brands and trademarks (1)	$1,700	$(57)	$1,643	$1,700	$(57)	$1,643

______________

(1)	Amount represents intangible assets related to WCI’s music operations.

            WCI recorded amortization expense of $45 million during the second quarter of 2002 compared to $209 million during the second quarter of 2001. WCI recorded amortization expense of $88 million for the first six months of 2002 compared to $415 million for the first six months of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $176 million; 2003:

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$172 million; 2004: $172 million; 2005: $172 million; and 2006: $158 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

            During the first six months of 2002, WCI acquired the following intangible assets (in millions):

Weighted Average Amortization Period

Music catalogues and copyrights	$100	15 years

            The 2001 results do not reflect the provisions of FAS 142. Had WCI and ATC adopted FAS 142 on January 1, 2001, the net income (loss) would have been changed to the adjusted amounts indicated below:

	Six Months Ended June 30, 2001

	(millions)
	WCI	ATC

As reported – historical basis	$(777)	$(316)
Add: Goodwill amortization	298	—
Add: Intangible amortization	28	—
Add: TWE goodwill and intangible amortization	810	556
Add: Equity investee goodwill amortization	214	155
Income tax impact	(421)	(284)

Adjusted	$152	$111

7.     INVESTMENT IN TWE

            The General Partners’ investment in and amounts due to and from TWE at June 30, 2002 and December 31, 2001 consists of the following:

June 30, 2002	WCI	ATC

	(millions)
Investment in TWE	$19,756	$13,607
Stock option related distributions due from TWE	16	12
Other net assets due from TWE	108	—

Total	$19,880	$13,619

December 31, 2001	WCI	ATC

	(millions)
Investment in TWE	$36,490	$25,110
Stock option related distributions due from TWE	264	182
Other net assets due from TWE	80	—

Total	$36,834	$25,292

            The General Partners’ respective investments in TWE declined significantly during the quarter, primarily the result of the General Partners’ share of TWE’s $21.763 billion cumulative effect of an accounting change relating to the adoption of FAS 142. In addition, upon the adoption of FAS 142, $6.857 billion of goodwill at TWE generated in the Merger was reallocated to other segments of AOL Time Warner thereby reducing TWE’s net assets. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Partnership Structure and Allocation of Income

            TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. The General Partners in the aggregate hold 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies, directly or indirectly, holds 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T Corp (“AT&T”).

            During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of its interest in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital.

            AT&T also has the right, during 60-day exercise periods occurring once every 18 months, to request that TWE incorporate and register its stock in an initial public offering. If AT&T exercises such right, TWE can decline to incorporate and register its stock, in which case AT&T may cause TWE to purchase AT&T’s interest at the price at which an appraiser believes such stock could be sold in an initial public offering, subject to certain adjustments. In February 2001, AT&T delivered to TWE a notice requesting that TWE reconstitute itself as a corporation and register AT&T’s partnership interests for public sale. In June 2002, AT&T and TWE engaged Banc of America Securities LLC (“Banc of America”) to perform appraisals and make other determinations under the TWE Partnership Agreement. In July 2002, TWE and AT&T agreed to temporarily suspend the registration rights process so that they can pursue discussing an alternative transaction. For the time being, AOL Time Warner and AT&T have asked Banc of America not to deliver the determinations. TWE cannot at this time predict the outcome or effect, if any, of these discussions or the registration rights process, if resumed.

            The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. A portion of TWE’s net income has been allocated to the limited partnership interests.

Summarized Financial Information of TWE

            TWE’s summarized financial information for 2002 includes the impact of the adoption of FAS 142 effective January 1, 2002, which causes the 2002 summarized financial information to not be comparable to 2001. Accordingly, in order to enhance comparability and make an analysis of 2002 more meaningful, pro forma financial information for 2001 has been provided supplementally as if FAS 142 had been in effect beginning January 1, 2001. In addition, TWE’s historical financial information for 2001 has been restated for the impact of Topic D-103 and EITF 01-09. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2001	2002	2001	2001
	Historical	Pro Forma	Historical	Historical	Pro Forma	Historical

	(millions)
Operating Statement Information
Revenues	$4,567	$3,689	$3,689	$8,594	$7,290	$7,290
Operating income	790	663	33	1,461	1,286	11
Interest expense, net	(100)	(142)	(142)	(210)	(295)	(295)
Other expense, net	(49)	(13)	(47)	(82)	(17)	(87)
Minority interest	(105)	(68)	(70)	(214)	(169)	(173)
Income (loss) before income taxes and cumulative effect of accounting change	536	440	(226)	955	805	(544)
Income (loss) before cumulative effect of accounting change	483	434	(232)	863	767	(582)
Net income (loss)	483	434	(232)	(20,900)	767	(582)

	Six Months Ended June 30,

	2002	2001	2001
	Historical	Pro Forma	Historical

	(millions)
Cash Flow Information
Cash provided by operations	$2,308	$1,017	$1,017
Investments and acquisitions	(281)	(702)	(702)
Capital expenditures	(905)	(1,003)	(1,003)
Borrowings	2,301	3,633	3,633
Debt repayments	(3,128)	(2,528)	(2,528)
Capital and other distributions	(317)	(462)	(462)
Decrease in cash and equivalents	(1)	(13)	(13)

	June 30, 2002 Historical	December 31, 2001 Historical

	(millions)
Balance Sheet Information
Cash and equivalents	$249	$250
Total current assets	4,606	4,908
Total assets	56,240	85,058
Total current liabilities	6,422	6,305
Long-term debt	7,206	8,049
Minority interests	2,278	2,191
Partners’ capital	37,848	65,405

Capital Distributions

            The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 2002 and December 31, 2001, the General Partners had recorded $28 million and $446 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner stock of $14.71 at June 30, 2002 and $32.10 as of December 31, 2001. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 2002, the General Partners received cash distributions from TWE in the amount of $244 million, consisting of $222 million of tax-related distributions and $22 million of stock option related distributions. During the six months ended June 30, 2001, the General Partners received cash distributions from TWE in the amount of $391 million, consisting of $50 million of tax-related distributions and $341 million of stock option related distributions. Of such aggregate distributions,

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

WCI received $145 million during the first six months of 2002 and $232 million in 2001 and ATC received $99 million during the first six months of 2002 and $159 million in 2001.

8.     GENERAL PARTNER GUARANTEES

            Each General Partner has guaranteed a pro rata portion of approximately $3.9 billion of TWE’s public debt, borrowings under its commercial paper program and certain bank debt, including accrued interest at June 30, 2002, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

            The portion of TWE debt and accrued interest at June 30, 2002 that was guaranteed by each General Partner is set forth below:

	Total Guaranteed by Each General Partner

General Partner	%	Amount

	(dollars in millions)
WCI	59.27	$2,306.4
ATC	40.73	1,584.9

Total	100.00	$3,891.3

9.     COMMITMENTS AND CONTINGENCIES

            In Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company et al., following a trial in December 1998, the jury returned a verdict for plaintiffs and against defendants, including TWE, on plaintiffs’ claims for breaches of fiduciary duty. The jury awarded plaintiffs approximately $197 million in compensatory damages and $257 million in punitive damages, and interest has been accruing on those amounts at the Georgia annual statutory rate of twelve percent. TWE paid the compensatory damages with accrued interest during the first quarter of 2001. Payment of the punitive damages portion of the award with accrued interest was stayed by the United States Supreme Court on March 1, 2001 pending the disposition of a certiorari petition with that Court, which was filed by TWE on June 15, 2001. On October 1, 2001, the United States Supreme Court granted TWE’s petition, vacated the decision by the Georgia Court of Appeals affirming the punitive damages award, and remanded the matter to the Georgia Court of Appeals for further consideration. The Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award on March 29, 2002. On April 18, 2002, the defendants filed a petition of certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals and a decision on whether the court will hear the appeal is expected later in 2002.

            On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner Inc. filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the United States District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner Inc., Warner-Elektra-Atlantic Corporation, WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members are required under the plans in violation of the Employee Retirement Income Security Act (“ERISA”). WCI believes the lawsuit has no merit and intends to defend against it vigorously. Due to its preliminary status, WCI is unable to predict the outcome of the case or reasonably estimate a range of possible loss.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

            The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI or TWE relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI’s business, financial condition and operating results.

10.     ADDITIONAL FINANCIAL INFORMATION

            Additional financial information with respect to cash flows is as follows:

	Six Months Ended June 30

	2002		2001

	WCI	ATC	WCI	ATC

	(millions)
Cash payments made for interest	$10	$—	$6	$—
Interest income received	4	—	5	—
Net cash payments (refunds) for income taxes	10	(9)	21	(9)
Tax-related distributions received from TWE	132	90	30	20
Noncash capital distributions, net	235	161	(484)	(333)

            Noncash financing activities in 2002 include the settlement of a WCI receivable from TW Companies through a WCI dividend of $360 million.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

  (b) Reports on Form 8-K.

Item #	Description	Date

5	Reporting entry into a Letter Agreement to restructure the Time Warner Entertainment- Advance/Newhouse Partnership	June 24, 2002

TIME WARNER ENTERTAINMENT COMPANY, L.P.
AND TWE GENERAL PARTNERS

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
By:	Warner Communications Inc.,
as General Partner

By:	/s/ Wayne H. Pace

Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.
By:	/s/ Wayne H. Pace

Name: Wayne H. Pace Title: Executive Vice President and Chief Financial Officer

Dated: August 14, 2002

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No	Description of Exhibit

10.1	Master Transaction Agreement, dated as of August 1, 2002, by and among Time Warner Entertainment-Advance/Newhouse Partnership, (“TWEAN”), Time Warner Entertainment Company, L.P. (“TWE”), Paragon Communications (“Paragon”), and Advance/Newhouse Partnership (“Advance/Newhouse”).

10.2	Second Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWEAN, TWE and Paragon.

10.3	$6 Billion Five-Year Revolving Credit Agreement, dated as of July 8, 2002, among AOL Time Warner Inc. (“AOLTW”), Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to AOLTW’s Current Report on Form 8-K dated July 8, 2002 (File No.1-15062) (the “AOLTW July 2002 Form 8-K”)).

10.4	$4 Billion 364-Day Revolving Credit Agreement, dated as of July 8, 2002, among AOL Time Warner Inc., Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.2 to the AOLTW July 2002 Form 8-K).