Form 10-K
period 2002-12-31
AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2003-04-02
CIK 5910, 104650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 001-12878

TIME WARNER ENTERTAINMENT COMPANY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3666692
(State or other jurisdiction of incorporation or organization of registrant)	(I.R.S. Employer Identification Number)

American Television and Communications Corporation Warner Communications Inc. (Exact name of registrant as specified in its charter)	Delaware Delaware (State or other jurisdiction of incorporation or organization)	13-2922502 13-2696809 (I.R.S. Employer Identification Number)

75 Rockefeller Plaza

New York, NY 10019
(212) 484-8000
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

7 1/4% Senior Debentures due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Documents Incorporated by Reference:

None

PART I
CABLE
FILMED ENTERTAINMENT
NETWORKS
REGULATION AND LEGISLATION
DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT
DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE-A/N PARTNERSHIP AGREEMENT
DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS RELATED TO TWC INC.
CURRENCY RATES AND REGULATIONS
EMPLOYEES
BUSINESSES OF THE AOL TIME WARNER GENERAL PARTNERS
MUSIC
OTHER
PART II
PART III
SUMMARY COMPENSATION TABLE
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION
TIME WARNER ENTERTAINMENT COMPANY, L.P. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FINANCIAL CONDITION AND LIQUIDITY
CRITICAL ACCOUNTING POLICIES
RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TIME WARNER ENTERTAINMENT COMPANY, L.P. SELECTED FINANCIAL INFORMATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
TWE GENERAL PARTNERS MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
TWE GENERAL PARTNERS SELECTED FINANCIAL INFORMATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS OF WCI
EX-3.4(I)(II) REST. CERTIFICATE OF INCORPORATION
EX-21 SUBSIDIARIES
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-99.1 SECTION 906 CERTIFICATIONS
EX-99.1 SECTION 906 CERTIFICATIONS

PART I

Item 1.     Business

      Time Warner Entertainment Company, L.P. (“TWE”) is engaged principally in three fundamental areas of business:

•	Cable, consisting principally of interests in cable television systems and high speed data services;

•	Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and

•	Networks, consisting principally of interests in cable television and broadcast network programming.

      TWE is a Delaware limited partnership that was formed in 1992. Prior to the completion of a restructuring of the TWE partnership (see below), AOL Time Warner Inc. (“AOL Time Warner”), through its wholly owned subsidiaries, owns general and limited partnership interests in 72.36% of the pro rata priority capital (“Series A Capital”) and residual equity capital of TWE and 100% of the junior priority capital. As a result of the November 2002 merger of Comcast Corporation (“Comcast”) and AT&T Corp.’s (“AT&T”) broadband businesses, including AT&T’s interest in TWE, the remaining 27.64% limited partnership interests in the Series A Capital and residual equity capital of TWE is held by two trusts (the “Comcast Trusts”), all of the beneficial interests of which are owned by a subsidiary of Comcast. See “TWE Restructuring,” below, for a discussion of the equity interests in TWE upon the completion of a restructuring of the partnership.

      During the second quarter of 2002, prior to the completion of Comcast’s acquisition of AT&T’s interests, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A Capital and Residual Capital of TWE decreased by a like amount, to 72.36%.

     TWE Restructuring

      In August 2002, AOL Time Warner, Comcast and AT&T announced that they had agreed to restructure TWE. The restructuring (the “TWE Restructuring”) is expected to be completed on March 31, 2003.

      The TWE Restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of AOL Time Warner); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.” or “TWC”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests previously owned by it; (iv) Comcast will receive $2.1 billion in cash and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in Time Warner Cable, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component. For additional information with respect to the TWE Restructuring, see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Recent Developments.” set forth at pages F-3 and F-4 herein and Note 1 to TWE’s consolidated financial statements set forth at pages F-34 and F-35 herein.

     The AOLTW General Partners

      Prior to the completion of the TWE Restructuring, Warner Communications Inc. (“WCI,” a subsidiary of AOL Time Warner) and American Television and Communications Corporation (“ATC,” a subsidiary of

AOL Time Warner) are the two general partners of TWE (the “AOLTW General Partners”). TWE does not have any ownership interest in the businesses or assets of the AOLTW General Partners.

      The principal assets of the AOLTW General Partners currently include, in addition to their interests in TWE: WCI’s ownership of substantially all of the Warner Music Group (“WMG”), which produces and distributes recorded music, owns and administers music copyrights and manufactures and prints CDs and DVDs; WCI’s 50% interest in DC Comics, a New York general partnership which is 50% owned by TWE (“DC Comics”); WCI’s 99.95% aggregate interest in Warner Entertainment Japan Inc., a corporation organized under the laws of Japan (“Warner Japan”); certain securities of Turner Broadcasting System, Inc. (“TBS”) which in the aggregate represent an equity interest of approximately 10.6% in TBS; a 34% aggregate interest in Time Warner Telecom Inc.; and 7.66% of the common stock of Time Warner Companies, Inc., the assets of which consist primarily of investments in its consolidated and unconsolidated subsidiaries, including TWE.

      Upon the completion of the TWE Restructuring, TWC Inc. will be the general partner of TWE and WCI and one of the Comcast Trusts will be the limited partners of TWE. For additional information with respect to the changes in TWE’s organization following the completion of the TWE Restructuring, see “Description of Certain Provisions of the TWE Partnership Agreement” at pages 17 through 20 herein.

     TWE-A/N Partnership

      In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership (“Advance/Newhouse”) known as the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”). During 2002, TWE and Advance/Newhouse Partnership (“Advance/Newhouse”) completed the restructuring of the partnership known as the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”). As part of the TWE-A/N restructuring (the “TWE-A/N Restructuring”), cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002, located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N. Advance/Newhouse has authority for the supervision of the day-to-day operations of the subsidiary, subject to some exceptions requiring action by unanimous consent, and TWE will continue to exercise various management functions, including oversight of programming and certain engineering-related services. TWE has deconsolidated the financial position and operating results of the A/N Systems for all periods. Under the new TWE-A/N Partnership Agreement, effective August 1, 2002, Advance/Newhouse’s interest in TWE-A/N tracks only the economic performance of the A/N Systems, while TWE retains the economic interests and associated liabilities in the remaining TWE-A/N cable systems.

      Also, in connection with the TWE-A/N Restructuring, AOL Time Warner effectively acquired Advance/Newhouse’s 17% interest in Road Runner, a high speed cable modem Internet service provider. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment, effective January 1, 2002. See Note 4, “Cable-Related Transactions and Investments — Restructuring of TWE-A/N and Road Runner Partnership,” to TWE’s consolidated financial statements set forth at pages F-50 through F-52.

      For additional information with respect to TWE-A/N, See “Description of Certain Provisions of the TWE-A/N Partnership Agreement” at pages 20 through 22 herein.

     AOL-Time Warner Merger

      AOL Time Warner was formed in connection with the merger of America Online, Inc (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger” or the “AOL-Time Warner Merger”). As a result of the Merger, America Online and Time Warner each became wholly owned subsidiaries of AOL Time Warner.

     Caution Concerning Forward-Looking Statements

      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-     and F- herein. TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, subsequent events or otherwise.

     Available Information and Website

      TWE’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed with the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act are available on the SEC’s Website at www.sec.gov. TWE does not have a Website.

CABLE

      TWE’s Cable business consists principally of interests in cable television systems that provide video programming and high speed data services to customers under the name Time Warner Cable. As a result of the TWE Restructuring which is expected to be completed on March 31, 2003, Time Warner Cable Inc. (“TWC Inc.”), will become an 82.1%-owned subsidiary of AOL Time Warner and will own or manage all of AOL Time Warner’s and TWE’s cable television systems. Of the 10.9 million basic subscribers served by Time Warner Cable at December 31, 2002, 1.7 million are in systems that will be owned by TWC Inc. directly or through wholly owned subsidiaries of AOL Time Warner and 9.2 million are in systems that will continue to be owned or managed by TWE or TWE-A/N. Following the TWE Restructuring, TWE will become a 94.3%-owned subsidiary of TWC Inc. (with AOL Time Warner holding a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component). All of these systems will continue to provide services under the Time Warner Cable brand name.

      As a result of the TWE-A/N Restructuring, which was completed on December 31, 2002, cable systems which served 2.1 million subscribers, primarily located in Florida, were transferred to a subsidiary of TWE-A/N, and Advance/Newhouse’s interest in TWE-A/N was converted into an interest that tracks the economic performance of these A/N Systems. Advance/Newhouse has authority for supervision of the day-to-day operations of the subsidiary, subject to some exceptions, including limitations on the incurrence of indebtedness, and TWE will continue to exercise various management functions, including oversight of programming and certain engineering-related matters. Time Warner Cable oversees the management of, and retains the economic interests and associated liabilities in, the remaining systems owned by TWE-A/N. TWE has deconsolidated the financial position and operating results of the A/N Systems for all periods.

      Time Warner Cable’s cable systems include systems serving 1.2 million subscribers that are part of Texas Cable Partners (“TCP”), a 50-50 joint venture between Comcast and TWE-A/N, and systems serving 306,000 subscribers that are part of Kansas City Cable Partners (“KCCP”), a 50-50 joint venture between Comcast and TWE. TWE’s investments in these joint ventures are accounted for using the equity method. TWE receives a fee for managing the TCP and KCCP systems.

      For additional information with respect to the TWE and TWE-A/N restructurings, see Management’s Description and Analyses of Results of Operations and Financial Condition, “Recent Developments” and Note 4 “Cable-Related Transactions and Investments,” to TWE’s consolidated financial statements set forth at pages F-50 through F-52 herein.

Systems Operations

      Time Warner Cable is the second largest operator of cable television systems in the U.S. As of December 31, 2002, Cable systems owned or managed by Time Warner Cable passed approximately 18.5 million homes, and provided basic cable service to 10.9 million subscribers and high speed data services to 2.5 million residential and commercial subscribers. Time Warner Cable operates large clustered and technologically advanced cable systems. As of December 31, 2002, more than 73% of its subscribers were in 19 geographic clusters, each serving more than 300,000 subscribers, and approximately 99% of its cable systems were capable of carrying two-way broadband services, with approximately 97% having been upgraded to 750MHz or higher. Time Warner Cable is an industry leader in developing and rolling-out new products and services, such as video-on-demand, subscription video-on-demand, high-definition television, home networking and set-top boxes with integrated digital video recorders. See “Advanced Cable Services” below.

     Franchises

      Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; service requirements, including number of channels; provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See “Regulation and Legislation” below.

     Video Programming

      Video programming is generally made available to customers through packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable’s systems has expanded as system upgrades are completed, with most systems offering around 70 analog channels. Customers receiving Time Warner Cable’s digital services may elect to receive up to 150 video and audio channels, including expanded pay-per-view and premium channel options as well as other programming products.

      Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, A&E and ESPN, and premium cable services like HBO, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Most programming services impose a monthly license fee per subscriber upon the cable operator and these fees typically increase over time. Time Warner Cable’s programming costs have risen in recent years, see Management’s Discussion and Analysis of Results of Operations, “Business Segment Results — Cable”. Time Warner Cable sometimes has the right to cancel contracts and generally has the right not to renew them. Time Warner Cable may not always be able to renew contracts when it wishes to do so. Time Warner Cable also must periodically obtain retransmission consent for permission to carry local broadcast stations that have so elected. Time Warner Cable cannot be assured that each station will grant such consent on reasonable terms. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable’s operations.

     Video Programming Charges and Advertising

      Video subscribers to Time Warner Cable’s cable systems are typically charged monthly subscription fees based on the level of service selected and, in some cases, equipment usage fees. Subscription revenues account for most of Time Warner Cable’s revenues. Although regulation of certain cable programming rates ended in 1999, rates for “basic” programming as well as for equipment rentals and installation services continue to be subject to regulation pursuant to federal law. See “Regulation and Legislation” below.

      Video subscribers may also elect to receive premium channels for an additional monthly fee with discounts generally available for the purchase of packages of more than one premium service. Pay-per-view movies and special events are charged on a per-view basis.

      Time Warner Cable also generates revenue by selling advertising time to a variety of national, regional and local businesses. Cable television operators receive an allocation of scheduled advertising time on certain cable programming services into which the operator can insert commercials. The clustering of Time Warner Cable’s systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many locations, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. As of December 31, 2002, 15 of Time Warner Cable’s 34 divisions participated in local cable advertising interconnects.

      A portion of Time Warner Cable’s advertising revenues come from sales to other AOL Time Warner segments and from sales to programming vendors in support of their channel launches. For the past two years, these sales to programming vendors have represented a substantial portion of Time Warner Cable’s total advertising revenues. However, these advertising revenues have decreased in recent periods as the number of new programming service launches has declined. TWE expects this trend to continue and expects sales of advertising to other AOL Time Warner segments to decline significantly in 2003. See Management’s Discussion and Analysis of Results of Operations and Financial Condition Business Segment Results — Cable.”

     Local News Channels

      Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Albany, NY (News 9 Albany), Rochester, NY (R/News), Charlotte and Raleigh, NC (Carolina News 14), Austin (News 8 Austin) and Houston, TX (News 24 Houston). These channels have developed into attractive vehicles for local advertising and provide Time Warner Cable with an important connection to the communities in which the channels operate. Preparations are underway to launch news channels in San Antonio, TX and Syracuse, NY.

Advanced Cable Services

Digital Programming Services

Digital Video Service

      As of December 31, 2002, Time Warner Cable had more than 3.7 million digital service subscribers and all of Time Warner Cable’s 34 divisions were upgraded to accommodate digital cable. Digital subscribers receive significantly expanded cable network options, CD-quality audio music services, more pay-per-view choices, more channels of multiplexed premium services and other features such as enhanced parental control options. The digital set-top boxes delivered to subscribing customers also offers a digital interactive program guide and access to Time Warner Cable’s video on demand offerings.

On Demand Services

      As of December 31, 2002, Time Warner Cable offered video on demand services in 32 of its 34 divisions. Video on demand enables digital subscribers to instantaneously purchase movies and other programming, and to utilize VCR-like functions (such as pause, rewind and fast-forward) while watching these programs. Subscribers are charged for video on demand on a per-use basis.

      As of December 2002, Time Warner Cable offered subscription video on demand in 32 of its 34 divisions. Subscription video on demand provides digital customers the ability to view an array of content associated with a particular content provider. Subscription video on demand uses the same technology and offers the same features as video on demand, but subscriber access is charged on a monthly rather than a per-use basis. Subscription video on demand is currently offered in connection with premium channels such as HBO and it is expected that other programming will be available over time.

HDTV

      Pursuant to FCC regulation, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed rollout schedule, high definition and digital television signals to the public. Time Warner Cable believes its upgraded hybrid fiber optic/coaxial cable architecture provides a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high definition television signals and other digital signals broadcast by television stations owned and operated by the ABC, CBS, NBC and Fox networks, and also by nearly all public television stations in Time Warner Cable’s operating areas. Time Warner Cable is seeking high definition carriage arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV versions of HBO and Showtime in certain areas.

Digital Video Recorders

      Beginning in August, 2002, Time Warner Cable began to offer customers in some of its systems set-top boxes with integrated digital video recorders, or “DVRs,” for an additional monthly charge. DVR users can record programming on a hard drive built into the set-top box through the interactive program guide and view the recorded programing using VCR-like functions such as pause, rewind and fast-forward. Furthermore, DVRs give users the ability to pause even “live” television. Time Warner Cable intends to expand the deployment of DVR-enabled set-top boxes during 2003.

High Speed Data Services

Internet Services

      Time Warner Cable’s residential customers can choose from a variety of ISPs, including TWE’s Road Runner and America Online’s AOL For Broadband services. High speed data customers connect their personal computers (PCs) to Time Warner Cable’s two-way hybrid fiber optic/coaxial plant using a cable modem. High speed data customers pay a flat monthly fee for access to their ISP’s features, which typically include Internet access and email. Time Warner Cable also offers a home networking option for an additional monthly fee, which allows a customer to connect multiple PCs to a single cable modem.

      As of December 31, 2002, Time Warner Cable had 2.5 million high speed data subscribers. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. Due to their nature, commercial and bulk subscribers are charged a different amount than residential subscribers.

      Time Warner Cable offers its Road Runner branded, high speed data service to both residential and commercial customers. In connection with the TWE-A/N Restructuring, TWE and an affiliate of AOL Time Warner effectively acquired Advance/Newhouse’s 17% interest in Road Runner thereby increasing AOL Time Warner’s ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE consolidated Road Runner with its results retroactive to January 1, 2002. As of December 31, 2002, the Road Runner service was carried in all of Time Warner Cable’s 34 divisions.

      Time Warner Cable’s provision of the AOL For Broadband service and its obligation to make multiple ISP services available to its customers are subject to compliance with the terms of the FTC Consent Decree and the FCC Order entered in connection with the regulatory clearance of the AOL-Time Warner Merger. (See “Regulation and Legislation” below, for a description of these terms).

Voice Services

      Commencing in 2002, Time Warner Cable has engaged in voice services trials utilizing a technology known as Voice over Internet Protocol or “VoIP.” These trials enable participating Time Warner Cable residential high speed data users to make and receive calls using a traditional telephone handset connected to a cable modem. Time Warner Cable expects to begin the commercial launch of VoIP service in some of its divisions in 2003.

Competition

      Time Warner Cable’s video and high speed data services face strong competition from a wide variety of alternative delivery sources. In the future, technological advances will most likely increase the number of alternatives available to its customers. In general, Time Warner Cable’s video and high speed data business faces competition from other information and entertainment providers, as well as competition from other media for advertising dollars.

      DBS. Time Warner Cable’s video services face competition from satellite services, such as DirecTV and the Dish Network, which offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, with Time Warner Cable’s analog and digital video services. In many metropolitan areas, satellite services now also include local broadcast signals.

      “Online” Competition. Time Warner Cable’s high speed data service faces competition from a variety of companies that offer other forms of “online” services, including DSL high speed data service and dial-up services over ordinary telephone lines. Monthly prices of dial-up services are typically less expensive than broadband services. Other developing new technologies, such as Internet service via satellite or wireless connections, also compete with cable and cable modem services.

      Overbuilds. Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. As a result, from time to time, Time Warner Cable faces competition from overlapping cable systems operating in its franchise areas, including municipally-owned systems.

      SMATV (Satellite master antenna television). Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems. Some SMATV operators now offer voice and high speed Internet services.

      MMDS/Wireless Cable (Multichannel microwave distribution services). Time Warner Cable faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming. Some MMDS operators now offer voice and high speed Internet services.

      Telephone Companies. Time Warner Cable also faces competition from telephone companies. Under the 1996 Telecommunications Act, telephone companies are now free to enter the retail video distribution business within their local exchange service areas, including through satellite, MMDS and SMATV, as traditional franchised cable system operators or as operators of “open video systems” subject to local authorizations and local fees.

      Consumer Electronics Manufacturers. To the extent that Time Warner Cable’s products and services converge with theirs, Time Warner Cable may compete with the manufacturers of consumer electronics products.

      Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters, home video products and the Internet.

FILMED ENTERTAINMENT

      TWE’s Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product and license rights to TWE’s programs and characters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE. Following the completion of the TWE Restructuring, the Warner Bros. division will become a wholly owned subsidiary of AOL Time Warner.

Warner Bros. Feature Films

      Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others, and also distributes completed films produced and financed by others. The terms of Warner Bros. Pictures’ agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors.

      Warner Bros. Pictures’ strategy focuses on offering a diverse slate of films with a mix of genres, talent and budgets that includes four to six “event” movies per year. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 2002, Warner Bros. Pictures released a total of 26 original motion pictures for theatrical exhibition, of which 6 were wholly financed by Warner Bros. Pictures and 20 that were financed with or by others. A total of 25 motion pictures are currently slated to be released during 2003, of which 7 are wholly financed by Warner Bros. Pictures and 18 financed with or by others.

      Warner Bros. Pictures’ joint venture arrangements include a joint venture with Village Roadshow Pictures to co-finance the production of motion pictures; and an arrangement with Gaylord Entertainment (“Gaylord”) to co-finance the production of motion pictures with medium to high budgets, and with Gaylord’s wholly owned subsidiary, Pandora Investments SARL, to co-finance the production of lower budget pictures.

      Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. (“Morgan Creek”) through December 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek motion pictures and certain foreign distribution services for selected motion pictures in selected territories. Warner Bros. Pictures has a distribution arrangement with Franchise Entertainment LLC under which, for certain motion pictures, it has domestic distribution rights and foreign distribution rights in selected territories. Additionally, Warner Bros. has an exclusive distribution arrangement with Alcon Entertainment (“Alcon”) for distribution of all of Alcon’s motion pictures in domestic and certain foreign territories, and an exclusive worldwide distribution arrangement with the newly created Shangri-La Entertainment, LLC.

                 Home Video

      Warner Home Video (“WHV”) distributes for home video use DVDs and videocassettes containing filmed entertainment product produced or otherwise acquired by Warner Bros. Pictures, Castle Rock, New Line, Home Box Office, Turner Broadcasting System, Inc. (“TBS”) and WarnerVision.

      WHV also distributes other companies’ product, including DVDs and videocassettes for BBC, PBS and National Geographic in the U.S., ICON in the UK and Australia, and France Television and Canal+ in France.

      WHV sells and/or licenses its product in the U.S. and in major international territories to retailers and/or wholesalers through its own sales forces, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some countries, WHV’s product is distributed through licensees. DVD product is replicated by Warner Music Group companies and third parties. Video-cassette product is manufactured under contract with independent duplicators. WHV released 25 titles on DVD and videocassette in the U.S. in 2002 that generated sales of more than one million units each.

      Since inception of the DVD format, WHV has released over 1,500 DVD titles in the U.S. and international markets, led by worldwide sales of Harry Potter and the Sorcerer’s Stone, which has sold 23 million DVD units. DVD is the fastest selling consumer electronics product of all time, with an installed base at December 31, 2002 of over 40 million households in the U.S. and an additional 55.4 million households internationally (including China).

                 Television

      Warner Bros. is one of the world’s leading suppliers of television programming, distributing programming in more than 175 countries and in more than 40 languages. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all media. The distribution library owned or managed by Warner Bros. currently has more than 6,500 feature films, approximately 38,000 television titles, and 14,000 animated titles (including 1,500 classic animated shorts).

      Warner Bros.’ television programming is primarily produced by Warner Bros. Television (“WBTV”), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions (“Telepictures”), which specializes in reality-based and talk/variety series for the syndication and primetime markets. During the 2002-03 season, WBTV produced hits such as Smallville, Gilmore Girls and Everwood for The WB Network and ER, Friends, The West Wing, The Drew Carey Show, George Lopez, Third Watch and Without a Trace. Telepictures has primetime hits The Bachelor and The Bachelorette as well as first-run syndication staples such as Extra.

      Warner Bros. Animation is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.’, TBS’s and DC Comics’ libraries, including Looney Tunes and the Hanna-Barbera libraries.

                 Backlog

      Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television programming for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of TWE’s filmed entertainment companies amounted to $3.2 billion at December 31, 2002, compared to $3.5 billion at December 31, 2001 (including amounts relating to the intercompany licensing of film product to TWE’s cable television networks of $405 million and $433 million as of December 31, 2002 and December 31, 2001, respectively). The backlog excludes advertising barter contracts.

                 Consumer Products

      Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, likenesses, images, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, classic films and the literary and feature film phenomenon, Harry Potter.

Competition

      The production and distribution of theatrical motion pictures, television and animation product and videocassettes/DVDs are highly competitive businesses, as each vies with the other, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities for consumers’ attention. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. Despite this increasing variety of networks and services, access to primetime and syndicated television slots has actually tightened as networks and owned and operated stations increasingly source programming from content producers aligned with or owned by their parent companies. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Piracy and unauthorized recording, transmission and distribution of content are increasing challenges. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace.

      Warner Bros. also competes in its character merchandising and other licensing activities with other licensors of character, brand and celebrity names.

NETWORKS

      TWE’s Networks business consists principally of the multichannel HBO and Cinemax pay television programming services (collectively, the “Home Box Office Services”), operated by the Home Box Office division of TWE (“Home Box Office”). The WB Television Network (“The WB”), a broadcast television network, is operated as a limited partnership in which WB Communications (currently a subsidiary of TWE) holds a 77% interest in the network and is the network’s managing general partner. Upon the completion of the TWE Restructuring, both Home Box Office and WB Communications will become wholly owned subsidiaries of AOL Time Warner.

Home Box Office

      HBO, operated by the Home Box Office division of TWE, is the nation’s most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 39 million subscriptions as of December 31, 2002. Both HBO and Cinemax are made available in a multichannel format and through the newly introduced subscription video on demand enhancement, which enables participating digital cable subscribers to choose programs at a time of their choice with VCR-like functionality. Through various joint ventures, HBO-branded services are distributed in Latin America, Asia and Eastern Europe.

      The Home Box Office Services distribute their programming via cable and other distribution technologies, including satellite distribution and generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry them. Distributors that have agreed to carry a cable network or service are known as affiliates. The Home Box Office Services are commercial-free and generate revenue principally from monthly subscriptions paid by affiliates for subscribers who are generally free to cancel their subscriptions at any time. The Home Box Office Services and their affiliates engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Although the Home Box Office Services believe prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses. The recent combination of Comcast and AT&T Broadband, two of the largest multiple-system cable operators that distribute the Home Box Office Services, reflects a growing consolidation among the Services’ distributors. In addition, one of the larger DBS services has been seeking a buyer. This trend towards consolidation could impact the Home Box Office Services’ prospects for securing carriage agreements on favorable terms.

      A major portion of the programming on HBO and Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office’s practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios, and independent producers and distributors in order to ensure continuing access to theatrical motion pictures. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films’ box office performances.

      HBO also defines itself by the exhibition of award-winning original movies and mini-series, dramatic and comedy series, such as The Sopranos, Sex and the City, and Six Feet Under and boxing matches, sports documentaries and sports news programs, as well as concerts, comedy specials, family programming and documentaries. HBO received 24 Primetime Emmy Awards® in 2002 in a variety of categories, including Best Miniseries, Best Made for Television Movie and Best Directing for both Drama and Comedy Series.

      Home Box Office has also increased its involvement in the financing and production of theatrical motion pictures, including the surprise hit My Big Fat Greek Wedding and the critically praised Real Women Have Curves.

      A division of Home Box Office produces Everybody Loves Raymond, now in its seventh season on CBS and its first syndication cycle. Home Box Office also develops and produces programming for other networks. HBO Sports, a division of Home Box Office, operates HBO Pay-Per-View, an entity that distributes pay-per-view prize fights and other pay-per-view events. HBO Video, also a division of Home Box Office, distributes videocassettes and DVDs of a number of HBO’s original movies, miniseries and dramatic and comedy series, including Band of Brothers, The Sopranos and Sex and the City.

The WB Television Network

      The WB provides a national group of affiliated television stations with 13 hours of prime time plus 2 additional hours of Sunday access programming during six days of the week (Sunday through Friday). The WB’s programming is primarily aimed at teens and young adults. The network’s line-up of programs includes established series such as 7th Heaven, Everwood, Dawson’s Creek, Charmed, Reba, Smallville and Gilmore Girls. As of December 31, 2002, Kids’ WB!, a programming service for young viewers, presented 14 hours of animated programming per week, including Yu-Gih-Oh and Pokemon.

      As of December 31, 2002, 84 primary and 8 secondary affiliates provide coverage for The WB in the top 100 television markets. Additional coverage reaching approximately 8.5 million homes in smaller markets is provided by The WB 100+ Station Group, a venture between The WB and local broadcasters under which WB programming is disseminated over the facilities of local cable operators.

      Advertising revenue on The WB is comprised of consumer advertising, which is sold exclusively on a national basis, with local affiliates of The WB selling local advertising. Advertising contracts generally have terms of one year or less. Advertising revenue is generated from a wide variety of categories, including financial and business services, food and beverages, automotive, entertainment and office supplies and equipment. Advertising revenue is a function of the size and demographics of the audience delivered, the “CPM,” which is the cost per thousand viewers delivered, and the number of units of time sold. Units sold and CPM’s are influenced by the quantitative and qualitative characteristics of the audience of each network as well as overall advertiser demand in the marketplace.

      Tribune Broadcasting owns a 22.25% interest in The WB and the balance is held by WB Communications, a division of TWE. Following the completion of the TWE Restructuring, WB Communications will be a wholly owned subsidiary of AOL Time Warner.

Other Network Interests

      TWE has held a 50% interest in Comedy Central, an advertiser-supported basic cable television service that provides comedy programming. Following the completion of the TWE Restructuring, such interest will be held by a wholly owned subsidiary of AOL Time Warner. Comedy Central was available in approximately 81 million homes as of December 31, 2002.

      TWE has held a 50% interest in Court TV, which was available in approximately 75 million homes as of December 31, 2002. Following the completion of the TWE Restructuring, such interest will be held by a wholly owned subsidiary of AOL Time Warner. Court TV is an advertiser-supported basic cable television service whose programming aims to provide an informative and entertaining view of the American system of justice. Focusing on “investigative television,” Court TV broadcasts trials by day and original programs such as Forensic Files and popular off-network series such as NYPD Blue in the evening.

Competition

      Each of TWE’s networks competes with other television programming services for marketing and distribution by cable and other distribution systems. All of the networks compete for viewers’ attention and audience share with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the networks face competition for programming with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The WB competes for advertising with numerous direct competitors and other media.

REGULATION AND LEGISLATION

      TWE’s cable television system, cable and broadcast television network and original programming businesses are subject, in part, to regulation by the Federal Communications Commission (“FCC”), and the cable television system business is also subject to regulation by some state governments and substantially all local governments where TWE has cable systems. In addition, in connection with regulatory clearance of the AOL-Time Warner merger, AOL Time Warner and its subsidiaries, including TWE’s cable system and Internet businesses are subject to compliance with the terms of the Consent Decree (the “Consent Decree”) issued by the Federal Trade Commission (“FTC”), the Order to Hold Separate issued by the FTC, the Memorandum Opinion and Order (“Order”) issued by the FCC. TWE is also subject to an FTC consent decree (the “Turner Consent Decree”) as a result of the FTC’s approval of Time Warner’s acquisition of Turner Broadcasting System, Inc. in 1996. The terms of the Order to Hold Separate entered by the FTC in connection with the AOL-Time Warner Merger (which terms were described in TWE’s Annual Report on Form 10-K for the year ended December 31, 2000) have been satisfied.

      The following is a summary of the terms of these orders as well as current significant federal, state and local laws and regulations affecting the growth and operation of these businesses. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, TWE.

FTC Consent Decree

      On December 14, 2000, the FTC issued a consent decree in connection with the AOL Time Warner Merger. The consent decree provided that, with the exception of Road Runner, Time Warner Cable is not permitted to launch an affiliated ISP, like the AOL Broadband service, in its 20 largest divisions, until it launched the EarthLink service, an unaffiliated ISP, on those systems. The consent decree also provided that Time Warner Cable had to enter into agreements with two additional unaffiliated ISPs within 90 days after launching an affiliated ISP. In addition, the consent decree required that, in its remaining divisions, Time Warner Cable had to enter into agreements with three unaffiliated providers within 90 days after launching an affiliated ISP. Each of these agreements had to be approved by the FTC.

      Time Warner Cable has now entered into, and received FTC approval for, agreements with the required number of unaffiliated ISPs in all covered divisions. If any of the required agreements expires or is terminated during the term of the consent decree, Time Warner Cable will be required to replace it with another approved agreement. Although offering multiple ISPs was required by the terms of the consent decree, Time Warner Cable has entered into agreements with unaffiliated ISPs beyond the number required by the consent decree.

      The consent decree also requires that Time Warner Cable’s FTC-approved agreements contain a provision that requires Time Warner Cable to give notice to the unaffiliated ISPs whenever AOL Time

Warner enters into an AOL For Broadband affiliation agreement with any one of six specified cable operators. In that event, Time Warner Cable is required to give each unaffiliated ISP the option to adopt all terms and conditions of the relevant AOL For Broadband affiliation agreement. In addition, the consent decree requires that AOL Time Warner continue to offer and promote DSL service in areas served by Time Warner Cable to the same extent and on terms similar to the terms offered in areas not served by Time Warner Cable. TWE’s obligations under the consent decree expire on April 17, 2006.

FCC Memorandum Opinion and Order

      On January 11, 2001, the FCC issued an Order imposing certain requirements over a five-year period regarding Time Warner Cable’s provision of multiple ISPs. Specifically, the Order requires Time Warner Cable to provide ISP customers with a list of available ISPs upon request, to allow ISPs to determine the content on their first screen, and to allow ISPs to have direct billing arrangements with the subscribers they obtain. The Order prohibits Time Warner Cable from requiring customers to go through an affiliated ISP to reach an unaffiliated ISP, from requiring ISPs to include particular content, and from discriminating on the basis of affiliation with regard to technical system performance.

      The FCC’s Order also imposes conditions regarding possible future enhancements to America Online’s instant messaging service. The Order prohibits America Online from offering “advanced” instant messaging services (which are defined as streaming video applications that are not upgrades to America Online’s current instant messaging products) that utilize a names and presence database (“NPD”) over Time Warner Cable broadband facilities unless America Online satisfies one of three conditions: (i) America Online implements an industry-wide standard for server-to-server interoperability; (ii) America Online contracts with at least one unaffiliated provider of NPD based instant messaging services before offering “advanced” instant messaging and, within 180 days thereafter, enters into two additional such contracts; or (iii) America Online demonstrates that these conditions no longer serve the public interest due to materially changed circumstances. AOL Time Warner must also report to the FCC, every 180 days, its progress toward Instant Messaging interoperability. Conditions relating to AOL’s instant messaging expire January 22, 2006.

      In addition, the FCC’s Order prohibits TWE from entering into any agreement with Comcast (formerly AT&T) that gives any ISP affiliated with AOL Time Warner exclusive carriage rights on any former AT&T cable system for broadband ISP services or that affects Comcast’s ability to offer rates or other carriage terms to ISPs that are not affiliated with AOL Time Warner.

Turner FTC Consent Decree

      TWE is also subject to the terms of a consent decree (the “Turner Consent Decree”) entered in connection with the FTC’s approval of the acquisition of Turner Broadcasting System, Inc. (“TBS”) by Time Warner in 1996. Certain requirements imposed by the Turner Consent Decree, such as carriage commitments for Time Warner Cable for the rollout of at least one independent national news video programming service, have been fully satisfied by TWE. Various other conditions remain in effect, including certain restrictions which prohibit TWE from offering programming upon terms that (1) condition the availability of, or the carriage terms for, the HBO service upon whether a multichannel video programming distributor carries a video programming service affiliated with TBS; and (2) condition the availability of, or the carriage terms for, CNN, TBS Superstation and TNT upon whether a multichannel video programming distributor carries any video programming service affiliated with TWE. The Turner Consent Decree also imposes certain restrictions on the terms by which a Turner video programming service may be offered to an unaffiliated programming distributor that competes in areas served by Time Warner Cable.

      Other conditions of the Turner Consent Decree prohibit Time Warner Cable from requiring, as a condition of carriage, that any national video programming vendor provide a financial interest in its programming service or that such programming vendor provide exclusive rights against any other multichannel programming distributor. In addition, Time Warner Cable may not discriminate on the basis of affiliation in the selection, terms or conditions of carriage for national video programming vendors.

      The Turner Consent Decree also requires that any AOL Time Warner stock held by Liberty Media Corporation (“Liberty Media”), its former corporate parent, Tele-Communications, Inc. (“TCI”), which was merged with AT&T in 1999, as well as by the late Bob Magness and John C. Malone as individuals, be non-voting except that such securities are entitled to a vote of one-one hundredth (1/100) of a vote per share owned when voting with the outstanding common stock on the election of directors and a vote equal to the vote of the common stock with respect to corporate matters that would adversely change the rights or terms of these non-voting securities. Upon the sale of these non-voting securities to any independent third party, the securities may be converted into voting stock of AOL Time Warner. The Turner Consent Decree also prohibits Liberty Media, TCI (now Comcast), the late Bob Magness and John C. Malone as individuals, from holding ownership interests, collectively, of more than 9.2% of the fully diluted equity of AOL Time Warner. In 2002, Liberty Media sought to eliminate these restrictions from the Turner Consent Decree; the petition was denied by the FTC without prejudice on July 17, 2002. The Turner Consent Decree will expire in February 2007.

Cable System Regulation

Communications Act and FCC Regulation.

      The Communications Act and the regulations and policies of the FCC affect significant aspects of Time Warner Cable’s cable system operations, including subscriber rates; carriage of broadcast television stations, as well as the way Time Warner Cable sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; and use of utility poles and conduits.

      Subscriber Rates. The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there is no effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service, which generally includes local broadcast channels and public access or governmental channels required by the franchise. This kind of regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, Time Warner Cable is no longer subject to this rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate or because the FCC has found that there is effective competition.

      Carriage of Broadcast Television Stations and Other Programming Regulation. The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” The most recent election by broadcasters was due on October 1, 2002 and became effective on January 1, 2003.

      The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations except for commercial satellite-delivered independent “superstations,” commercial radio stations, and some low-power television stations.

      FCC regulations require Time Warner Cable to carry the signals of both commercial and non-commercial local digital-only broadcast stations and the digital signals of local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC’s rules give digital-only broadcast stations discretion to elect whether the operator will carry the station’s signal in a digital or converted analog format, and the rules also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals to the carriage of their analog signals as a retransmission consent condition. The FCC is continuing to consider further modifications to its digital broadcast signal carriage requirements.

      The Communications Act also permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming. Moreover, it requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third-party commercial use of channel capacity on our cable systems, including the rates and some terms and conditions of the commercial use.

      High Speed Internet Access. From time to time, industry groups, telephone companies, and ISPs have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

      On March 15, 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. According to the FCC, this conclusion may permit but does not require it to impose “multiple ISP” requirements. The FCC has begun a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. Several ISPs have appealed the FCC’s order in federal court. If the ISPs prevail, cable operators may become subject to a requirement that they carry any ISP desiring carriage.

      In the wake of the FCC’s March 2002 order, Time Warner Cable, along with most other multiple system operators, stopped collecting and paying franchise fees on cable-modem revenues. However, the FCC has initiated a rulemaking to explore the consequences of its March 2002 order. In addition, several local franchising authorities have appealed the order in federal court, arguing that the FCC should have held that cable-modem service is a “cable service.” Some local franchising authorities have also claimed that cable operators’ failure to pay franchise fees on cable-modem services revenue constitutes a breach of their franchise agreement. To date, only a few local franchising authorities have filed lawsuits. Time Warner Cable is a defendant in one such lawsuit.

      Ownership Limitations. There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area. In addition, cable operators may not have more than a small interest in “multichannel multipoint distribution services” facilities or “satellite master antenna television” systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

      The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits. The FCC is currently exploring whether it should re-impose any limits. Time Warner Cable believes that it is unlikely that the FCC will adopt limits as stringent as those struck down.

      Pole Attachment Regulation. The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which Time Warner Cable operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing only cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. Any increase in attachment rates resulting from the FCC’s new rate formula is being phased in (in equal annual installments) over a five-year period that began in February 2001. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high speed data service.

      Other Regulatory Requirements of the Communications Act and the FCC. The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

      There are also some regulatory requirements applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the conditional-access security function, so that subscribers can purchase boxes providing other functions from other sources and to cease placing into service new set-top boxes that have integrated conditional-access security. These regulations are scheduled to go into effect on January 1, 2005. Cable operators and consumer-electronics companies recently entered into a standard-setting agreement relating to interoperability between cable systems and reception equipment. Among other things, the agreement envisions consumer electronics devices with a slot for a conditional-access security card provided by the cable operator. The FCC has invited comment on whether it should issue regulations to implement that agreement. Meanwhile, industry groups are in the process of negotiating additional agreements.

      Compulsory Copyright Licenses for Carriage of Broadcast Stations, Music Performance Licenses. Time Warner Cable’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. Time Warner Cable generally does not obtain a license to use this programming directly from program owners. Instead, it obtains this programming pursuant to a compulsory license provided by federal law, which requires it to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect Time Warner Cable’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to its subscribers.

      When Time Warner Cable obtains programming from third parties, it generally obtains licenses that include any necessary authorizations to transmit the music included in it. When Time Warner Cable creates its own programming and provides various other programming or related content, including local origination programming and advertising that it inserts into cable-programming networks, it is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various artists. Time Warner Cable generally has obtained the necessary licenses, either through executed licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

State and Local Regulation

      Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by municipal or other local franchising authorities. In some states, there is cable regulation at the state level as well. Time Warner Cable believes it generally has good relations with state and local cable regulators.

      Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. Time Warner Cable generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

      Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. Time Warner Cable has not had a franchise terminated due to breach. After a franchise agreement expires, a franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although Time Warner Cable occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, it generally has the right to continue to operate, either by agreement with the franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to its systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. Despite its efforts and the protections of federal law, some Time Warner Cable franchises may not be renewed, and it may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

      Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change of control of a cable system. Federal law imposes various limitations on the conditions local authorities may impose and requires localities to act on such requests within 120 days.

Regulation of Telephony

      As of March 1, 2003, it was unclear whether and to what extent regulators will subject Voice over Internet Protocol (“VoIP”) service provided by cable operators to the same regulations that apply to regular telephone service provided by regular telephone companies. In particular, it is unclear whether and to what extent the “access charge” and “universal service” rules that apply to regular telephone service will also apply to VoIP service. Finally, it is possible that regulators will allow utility pole owners to charge cable operators offering VoIP service higher rates for pole rental than for traditional cable service and cable-modem service.

Network Regulation

      Under the Act and its implementing regulations, vertically integrated cable programmers like the Turner Networks and the Home Box Office Services, are generally prohibited from offering different prices, terms, or conditions to competing unaffiliated multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Certain other federal laws also contain provisions relating to violent and sexually explicit programming, including relating to the voluntary promulgation of ratings by the industry and requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called “V-chip”).

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE PARTNERSHIP AGREEMENT

      In August 2002, AOL Time Warner, AT&T and Comcast, which in November 2002 acquired AT&T’s broadband business, including AT&T’s interest in TWE, entered into an agreement with respect to the TWE Restructuring, which is expected to be completed on March 31, 2003. The TWE Partnership Agreement will be amended in connection with the TWE Restructuring (as amended, the “New TWE Partnership Agreement”). The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE both before and after the completion of the TWE Restructuring. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement as in effect immediately prior to the completion of the TWE Restructuring (hereinafter referred to as the “original TWE Partnership Agreement”) and the New TWE Partnership, as applicable.

Management and Operations of TWE

      Partners. Under the original TWE Partnership Agreement, the limited partnership interests in TWE are held by the Class A Partners, consisting of two Comcast Trusts and two wholly owned subsidiaries of AOL Time Warner. The general partnership interests in TWE are held by the Class B Partners, consisting of wholly owned subsidiaries of AOL Time Warner (the “AOLTW General Partners”).

      Following the TWE Restructuring, the partnership interests in TWE will be recapitalized with one of the Comcast Trusts holding a partnership interest representing a 4.7% residual equity interest in TWE, with a subsidiary of AOL Time Warner holding a partnership interest consisting of a $2.4 billion preferred component and a 1% residual equity interest in TWE and with TWC Inc. holding a partnership interest representing a 94.3% residual equity interest in TWE.

      Upon the completion of the TWE Restructuring, TWC Inc. will be the general partner of TWE and a subsidiary of AOL Time Warner and one of the Comcast Trusts will be the limited partners of TWE. The designations “Class A Partner” and “Class B Partner” will no longer apply.

      Board of Representatives. Under the original TWE Partnership Agreement, the business and affairs of TWE are managed under the direction of a board of representatives (the “Board of Representatives” or the “Board”). Both AOL Time Warner and the Comcast Trusts are entitled to appoint representatives to the Board. The AOL Time Warner representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the Comcast Trusts’ representatives. The managing general partners, both of which are wholly owned subsidiaries of AOL Time Warner, may take any action without the approval or consent of the Board if such action otherwise may be authorized by the AOL Time Warner representatives without the approval of the Comcast Trusts’ representatives.

      Following the completion of the TWE Restructuring, TWC Inc., as the general partner of TWE, will have the exclusive authority to manage the business and affairs of TWE, subject to certain protections over extraordinary actions afforded the Comcast Trust under the New TWE Partnership Agreement. These protections consist of consent rights over the dissolution or liquidation of TWE and the transfer of control of TWE to a third party, in each case, prior to the second anniversary of the closing of the TWE Restructuring, and the right to approve of certain amendments to the New TWE Partnership Agreement.

      Day-to-Day Operations. TWE is, and will continue to be following the closing of the TWE Restructuring, managed on a day-to-day basis by the officers of TWE.

Certain Covenants

      Covenant Not to Compete. Under the original TWE Partnership Agreement, AOL Time Warner and its controlled affiliates are prohibited from competing or owning an interest in the principal lines of business of TWE — cable television systems, pay cable programming networks and filmed entertainment, subject to certain exceptions (which include TBS and its businesses). The New TWE Partnership Agreement does not contain such prohibitions.

      Transactions with Affiliates. Under the original TWE Partnership Agreement, subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm’s-length basis. The New TWE Partnership Agreement will require that transactions between TWC Inc., as the managing partner, and TWE be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC Inc. on a no mark-up basis with fair allocations of administrative costs and general overhead.

Registration Rights and Other Exit Rights

      Registration Rights under TWE Partnership Agreement. Both AOL Time Warner and the Comcast Trusts have registration rights under the original TWE Partnership Agreement. The parties have agreed not to exercise any of their registration rights pending the closing of the TWE Restructuring. Following the closing of the TWE Restructuring, the New TWE Partnership Agreement will not provide for registration rights in respect of their interests in TWE.

      Sale and Appraisal Rights of Comcast Trust. Under a partnership interest sale agreement (the “Partnership Interest Sale Agreement”) to be entered in connection with the closing of the TWE Restructuring, at any time following the second anniversary of the closing of the TWE Restructuring, the Comcast Trust holding a limited partnership interest in TWE has the right to require TWC Inc. to purchase all or a portion of its partnership interest in TWE at an appraised fair market value, subject to a right of first refusal in favor of AOL Time Warner. The fair market value of the interest will be determined separately by two investment banks, one appointed by the Comcast Trust and one appointed by TWC Inc. If the higher of the two valuations presented by the investment banks is within 110% of the lower valuation, then the fair market value of the offered partnership interest will be the average of the two valuations. If the higher valuation is not within 110% of the lower valuation, a third investment bank selected by the other two investment banks, or, if they are unable to agree on a third investment bank, an investment bank selected by the American Arbitration Association will choose one of the two valuations to be the fair market value of the offered partnership interest, and that determination will be final and binding.

      Following the second anniversary of the closing of the TWE Restructuring, the Comcast Trust also has the right, at any time, to sell all or a portion of its interest in TWE to a third party in a bona fide transaction, subject to a right of first refusal, first, in favor of AOL Time Warner and, second, in favor of TWC Inc. If TWC Inc. and AOL Time Warner do not collectively elect to purchase all of the Comcast Trust’s offered partnership interest, the Comcast Trust may proceed with the sale of the offered partnership interest to that third party on terms no more favorable than those offered to TWC Inc. and AOL Time Warner, if that third party agrees to be bound by the same terms and conditions applicable to the Comcast Trust as a limited partner in TWE and under the Partnership Interest Sale Agreement.

      The purchase price payable by TWC Inc. or AOL Time Warner as consideration for the Comcast Trust’s partnership interest may be cash; common stock, if the common stock of the purchaser is then publicly traded, or a combination of both. Any AOL Time Warner or TWC Inc. common stock issued to purchase the Comcast Trust’s partnership interests will be valued based on the average of the volume-weighted trading price of the common stock for a period of time prior to issuance and will be entitled to registration rights.

      Redemption of Preferred Component. The preferred component of AOL Time Warner’s partnership interest must be redeemed by TWE following the 20th anniversary of the closing of the TWE Restructuring.

Certain Put Rights of the Class A Partners

      The put rights held by the TWE Class A Partners under the original TWE Partnership Agreement that are triggered upon a change of control of AOL Time Warner will terminate upon the closing of the TWE Restructuring.

Restrictions on Transfer

      The original TWE Partnership Agreement prevents the general partners and limited partners of TWE from transferring their partnership interests, subject to a variety of exceptions.

      Following the TWE Restructuring, the New TWE Partnership Agreement will provide that TWC Inc. and AOL Time Warner may generally transfer their partnership interests in TWE at any time, except that TWC Inc. may not transfer control of TWE before the third anniversary of the TWE Restructuring.

      The New TWE Partnership Agreement will provide that the Comcast Trust may not transfer its partnership interest in TWE at any time prior to the second anniversary of the closing of the TWE

Restructuring and, after that, the Comcast Trust may only transfer its partnership interest pursuant to the Partnership Interest Sale Agreement.

      Following the TWE Restructuring, no transfer of partnership interests may be made by any partner through securities markets, and no transfer may be made by any partner if the transfer causes TWE to have more than 100 partners or would result in, or have a material risk of, TWE being treated as a corporation for federal income tax purposes.

DESCRIPTION OF CERTAIN PROVISIONS OF THE

TWE-A/N PARTNERSHIP AGREEMENT

      The following description summarizes certain provisions of the TWE-A/N Partnership Agreement relating to the ongoing operations of TWE-A/N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N Partnership Agreement.

Partners of TWE-A/N

      As of March 1, 2003, the general partnership interests in TWE-A/N are held by TWE, Paragon Communications, an indirect wholly owned subsidiary of AOL Time Warner (“Paragon” and, together with TWE, the “AOLTW Partners”), and Advance/Newhouse Partnership, a wholly owned subsidiary of Advance Publications Inc. and Newhouse Broadcasting Corporation (“A/N”). The AOLTW Partners also hold preferred partnership interests. As part of the TWE Restructuring, expected to be completed on March 31, 2003, the interests held by Paragon will be transferred to TWC Inc.

Recent Restructuring of TWE-A/N

      The TWE-A/N cable television joint venture was formed by TWE and Advance/Newhouse in December, 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving 2.1 million subscribers as of December 31, 2002, located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while AOL Time Warner and TWE retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, AOL Time Warner effectively acquired A/N’s interest in Road Runner. All of the systems owned by TWE-A/N and the A/N Subsidiary continue to support multiple ISPs, including AOL for Broadband, Road Runner and EarthLink. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWE’s. (For additional information, see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Recent Developments — Restructuring of TWE-A/N and Road Runner Partnerships” at pages F-4 through F-5).

Management and Operations of TWE-A/N

      Management Powers and Services Agreement. Subject to the requirement to act by unanimous consent with respect to some actions as described below, TWE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. As managing partner, TWE manages TWE-A/N, other than the A/N Systems, on a day-to-day basis. Also, subject to the requirement to act by unanimous consent with respect to some actions as described below, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N systems. TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and certain engineering-related services. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development.

      Actions Requiring Unanimous Consent. Some actions cannot be taken by TWE-A/N, TWE or A/N without the unanimous consent of the AOLTW Partners and A/N or the unanimous consent of an executive committee consisting of members designated by the AOLTW Partners and A/N. These actions include, among other things:

•	any merger, consolidation or disposition of all or substantially all of the assets of TWE-A/N (excluding the A/N Subsidiary) or the A/N Subsidiary;

•	any liquidation or dissolution of TWE-A/N or the A/N Subsidiary;

•	specified incurrences of debt by TWE-A/N or by the A/N Subsidiary; and

•	admission of a new partner or other issuances of equity interests in TWE-A/N or the A/N Subsidiary.

Restrictions on Transfer

      AOLTW Partners. Any AOLTW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transferee is a wholly owned affiliate of TWE (in the case of transfers by TWE) or TWE, AOL Time Warner or a wholly owned affiliate of TWE or AOL Time Warner (in the case of transfers by Paragon). In addition, the partnership interests of TWE-A/N held by Paragon may be transferred directly or indirectly to any permitted transferee of partnership interests of TWE-A/N held by TWE so long as AOL Time Warner controls such transferee and continues to own, directly or indirectly, at least (a) 43.75% of the residual equity capital of TWE, if such disposition occurs prior to the date on which TWE’s Class A Partners have received cash distributions of $500 million per $1 billion of investment, or (b) 35% of the residual equity capital of TWE if such disposition occurs after such date (the “AOLTW Minimum Interest”). The AOLTW Partners are also allowed to transfer their partnership interests in TWE-A/N pursuant to certain types of restructurings or liquidations of TWE. AOL Time Warner and its subsidiaries, including TWE, are generally allowed to issue equity interests so long as AOL Time Warner continues to own, directly or indirectly, at least the AOLTW Minimum Interest.

      A/N Partner. A/N is generally permitted to directly or indirectly dispose of its entire partnership interest at any time so long as the transfer is to certain members of the Newhouse family or certain affiliates of A/N. A/N is also allowed to transfer its partnership interest pursuant to certain restructurings of A/N.

Restructuring Rights of the Partners

      TWE and A/N each have the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N would be required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N would be required to assume all liabilities of the A/N Subsidiary and the A/N Systems. Following such a restructuring, TWE’s obligations to provide management services would terminate. As of the date of this annual report, neither TWE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

Rights of First Offer

      TWE’s Regular Right of First Offer. Subject to exceptions, A/N and its affiliates are obligated to grant TWE a right of first offer with respect to any sale of assets of the A/N systems.

      TWE’s Special Right of First Offer. Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (those deaths have not yet occurred), A/N has the right to deliver notice to TWE stating that it wishes to transfer some or all of the assets of the A/N systems, thereby granting TWE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.

DESCRIPTION OF CERTAIN PROVISIONS OF AGREEMENTS

RELATED TO TWC INC.

      The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that will affect and govern the ongoing operations of TWC following the TWE Restructuring. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of such agreements and constituent documents.

Management and Operation of TWC

      Stockholders of TWC. In the TWE Restructuring, AOL Time Warner and its subsidiaries will receive shares of Class A common stock of TWC, which generally has one vote per share, and shares of Class B common stock of TWC, which generally has ten votes per share, which together will represent 89.3% of the voting power of TWC and 82.1% of the equity of TWC. A Comcast Trust will receive shares of Class A common stock of TWC representing the remaining 10.7% of the voting power and 17.9% of the equity of TWC. The Class B common stock will not be convertible into Class A common stock. The Class A common stock and the Class B common stock will vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

      Board of Directors of TWC. Following the TWE Restructuring, the Class A common stock will vote, as a separate class, with respect to the election of the Class A directors of TWC (the “Class A Directors”), and the Class B common stock will vote, as a separate class, with respect to the election of the Class B directors of TWC (the “Class B Directors”). Pursuant to the restated certificate of incorporation of TWC (the “Restated Certificate of Incorporation”) to be filed at the closing of the TWE Restructuring, the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC, and the Class B Directors must represent not less than four-fifths of the directors of TWC. Because of its share holdings, AOL Time Warner will be able to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

      Following the TWE Restructuring but prior to any initial public offering of TWC, the Restated Certificate of Incorporation will require that there be at least two independent directors on the board of directors of TWC. In addition, a parent agreement (the “Parent Agreement”) among AOL Time Warner, TWC and Comcast will provide that, prior to the initial public offering of TWC, at least 50% of the independent directors be, at the time of their nomination, reasonably satisfactory to the Comcast Trust. To the extent possible, all such independent directors will be Class A Directors. For three years following the initial public offering of TWC, the Restated Certificate of Incorporation will require that at least 50% of the board of directors of TWC consist of independent directors.

      Protections of Minority Class A Common Stockholders. Following the TWE Restructuring, the approval of the holders of a majority of the voting power of the then outstanding shares of Class A common stock held by persons other than AOL Time Warner will be necessary in connection with:

•	any merger, consolidation or business combination of TWC in which the holders of Class A common stock do not receive per share consideration identical to that received by the holders of Class B common stock (other than with respect to voting power) or which would adversely affect the Class A common stock relative to the Class B common stock;

•	any change to the Restated Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the Class A common stock in a manner different from the effect on the holders of the Class B common stock;

•	any change to the provisions of the Restated Certificate of Incorporation that would affect the right of the Class A common stock to vote as a class in connection with any merger as discussed above;

•	any change to the Restated Certificate of Incorporation that would alter the number of independent directors required on the TWC board of directors; and

•	through and until the fifth anniversary of the completion of any initial public offering of TWC, any change to provisions of TWC’s by-laws concerning restrictions on transactions between TWC and AOL Time Warner and its affiliates.

Matters Affecting the Relationship between AOL Time Warner and TWC

      Indebtedness Approval Right. For so long as the indebtedness of TWC is attributable to AOL Time Warner, in AOL Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages will not, without the consent of AOL Time Warner, create, incur or guarantee any indebtedness, including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

      Other AOL Time Warner Rights. Under the Parent Agreement, as long as AOL Time Warner has the right to elect more than a majority of the directors of TWC, TWC must obtain AOL Time Warner’s consent before it enters into any agreement that binds or purports to bind AOL Time Warner or its affiliates or that would subject TWC to significant penalties or restrictions as a result of any action or omission of AOL Time Warner; or adopts a stockholder rights plan, becomes subject to Section 203 of the Delaware General Corporation Law, adopts a “fair price” provision or takes any similar action.

      AOL Time Warner Standstill. Under the Parent Agreement, AOL Time Warner has agreed that for three years following the completion of any initial public offering of TWC, AOL Time Warner will not make or announce a tender offer or exchange offer for the Class A common stock of TWC without the approval of a majority of the independent directors of TWC; and for ten years following any initial public offering of TWC, AOL Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC.

      Transactions between AOL Time Warner and TWC. The by-laws of TWC will provide that AOL Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater will also require the prior approval of a majority of the independent directors of TWC.

TWC Registration Rights Agreements

      TWC Registration Rights Agreement with Comcast Trust. At the closing of the TWE Restructuring, a Comcast Trust will enter into a registration rights agreement with TWC relating to its shares of Class A common stock, as well as any common stock of TWC that it or another Comcast Trust may receive in connection with any sale of a partnership interest in TWE under the Partnership Interest Sale Agreement (see “Description of Certain Provisions of the TWE Partnership Agreement — Registration Rights and Other Exit Rights,” above).

      Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, the Comcast Trust may require that TWC register for public resale under the Securities Act of 1933 all shares of Class A common stock it requests be registered. The Comcast Trust may demand five registrations so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $250 million or more. TWC will not be obligated to effect more than one demand registration on behalf of the Comcast Trust in any 270-day period, nor will TWC be obligated to effect a demand registration on behalf of the Comcast Trust if it has received proceeds in excess of $250 million (or 10% of TWC’s market capitalization) from private placements of and hedging transactions relating to TWC’s common stock in the preceding 270-day period. Any registered hedging transaction or other monetization with respect to TWC common stock will be deemed to constitute a demand registration. In addition, the Comcast Trust will have “piggyback” registration rights subject to customary restrictions on any registration for TWC’s account or the account of another stockholder, and TWC and AOL Time Warner will be permitted to piggyback on the Comcast Trust’s demand registrations. Under the registration rights agreement, the Comcast Trust may not engage in any private placement or hedging transaction until the earlier of the first anniversary of the closing of the TWE Restructuring and the date upon which TWC shall have sold at least $2.1 billion worth of common stock.

      If any registration requested by the Comcast Trust or AOL Time Warner is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows:

•	first, securities to be offered for TWC’s account must be included until TWC has sold $2.1 billion worth of securities, whether through public offerings, private placements or hedging transactions;

•	second, securities to be offered for the account of the Comcast Trust must be included until it has sold $3.0 billion worth of securities; and

•	third, TWC and the Comcast Trust will have equal priority, and AOL Time Warner will have last priority until the earlier of (x) the fifth anniversary of the closing of the TWE Restructuring and (y) the date the Comcast Trust holds less than $250 million of TWC common stock. After that date, TWC, the Comcast Trust and AOL Time Warner will have equal priority.

      Registration Rights Agreement between TWC and AOL Time Warner. At the closing of the TWE Restructuring, AOL Time Warner and TWC will enter into a registration rights agreement relating to AOL Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, AOL Time Warner may, under that agreement, require that TWC register for public resale under the Securities Act of 1933 all shares of common stock that AOL Time Warner requests be registered. AOL Time Warner may demand an unlimited number of registrations. In addition, AOL Time Warner will be granted “piggyback” registration rights subject to customary restrictions, and TWC will be permitted to piggyback on AOL Time Warner’s registrations. Any registration statement filed under the agreement is subject to the cut-back priority discussed above. AOL Time Warner will not, until the fifth anniversary of the closing of the TWE Restructuring, dispose of its shares of TWC common stock other than in registered offerings.

      In connection with the registrations described above under both registration rights agreements, TWC will indemnify the selling stockholders and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

CURRENCY RATES AND REGULATIONS

      TWE’s foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. TWE cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, “Organization and Summary of Significant Accounting Policies — Foreign Currency Translation” and Note 12, “Derivative Financial Instruments — Foreign Currency Risk Management” to TWE’s consolidated financial statements set forth at pages F-41 and F-65 through F-66, respectively, herein. For a discussion of revenues of international operations, see Note 13, “Segment Information” to TWE’s consolidated financial statements set forth on page F-70 herein.

EMPLOYEES

      At December 31, 2002, TWE employed a total of approximately 31,200 persons.

BUSINESSES OF THE AOL TIME WARNER GENERAL PARTNERS

      Prior to the completion of the TWE Restructuring, WCI and ATC are the General Partners of TWE. WCI conducts substantially all of AOL Time Warner’s vertically integrated worldwide recorded music business and worldwide music publishing business under the umbrella name Warner Music Group. ATC does not conduct operations independent of its ownership in TWE and certain other investments.

MUSIC

      In the United States and around the world, WCI, through its wholly owned Warner Music Group division (“WMG”), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music, and also in the DVD manufacturing and printing businesses.

Recorded Music

      In the United States, WMG’s recorded music business is principally conducted through WMG’s Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and Word Entertainment and their affiliated labels, as well as through the WEA Inc. companies. WMG’s recorded music activities are also conducted through its Warner Music International division in over 70 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

      The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), CD-ROMs and DVDs principally for WMG’s record labels and Warner Home Video, but also for other outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG’s recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and distributes WMG’s and third-party recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance (“ADA”), an independent distribution company specializing in alternative rock, metal, hip hop and dance music with a focus on new or developing artists.

     Domestic

      WMG’s major record labels in the United States—Warner Bros., Atlantic, Elektra and Word—each with a distinct identity, discover, sign and develop recording artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, R&B, hip hop, rap, reggae, Latin, alternative, folk, blues, gospel and Christian music. The January 2002 acquisition of Word Entertainment, a major Christian music company, has significantly expanded the division’s presence in that genre. In July 2002, Word Entertainment became 20% owned by an affiliate of Curb Records, a prominent Nashville-based independent record label, as part of a transaction in which Curb entered into a long-term multi-territory distribution arrangement with various WMG affiliates. Among the artists that resulted in significant United States sales for WMG during 2002 were: Josh Groban, Enya, Kid Rock, Faith Hill, Red Hot Chili Peppers, Linkin Park, Missy Elliott, P.O.D., Michelle Branch and Nappy Roots.

      WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist’s music is produced and provided to WMG’s manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs. WEA Manufacturing also manufactures a significant number of DVDs worldwide. Ivy Hill prints material that is included with CDs, DVDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG’s United States distribution arms, market and sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also increasingly being sold directly to consumers through Internet retailers such as Amazon.com. Sales by WMG labels, as well as by the music industry generally, have been adversely affected by piracy and parallel imports and also by Internet sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the rights owner.

      WMG’s Warner Strategic Marketing division (which includes Warner Special Products, Warner Television Marketing, Warner Music Group Soundtracks and Rhino Entertainment Company) specializes in marketing WMG’s catalog through compilations and reissues of previously released music and video titles; licensing tracks to third parties for various uses and through coordinating film and television soundtrack opportunities between WMG record labels and the film and television studios of both Warner Bros. and third parties.

      WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by joint ventures, such as Maverick Records and Lava Records. Since 1991, WMG and Sony Music Entertainment Inc. have operated The Columbia House Company, a direct marketer of CDs, DVDs and audio and videocassettes in North America, through a 50/50 joint venture. In June 2002, WMG and Sony Music each sold 85% of their ownership interests in Columbia House to an affiliate of The Blackstone Group as part of a leveraged buyout, thereby reducing WMG’s interest to 7.5%.

      WMG has continued to actively pursue new media opportunities and to license new business models in the digital arena. In 2001, Bertelsmann and EMI joined WMG and RealNetworks as shareholders in MusicNet, an online subscription music distribution platform that functions as a wholesaler and is implemented by online services that interface with individual consumers. As of November 2002, MusicNet had obtained licenses from all five major music companies, enabling it to offer a broad musical repertoire. In addition to the subscription service licenses granted by WMG in 2001 to Echo Networks, MusicNet, OD2 and Listen.com, in 2002 WMG entered into subscription service licenses with FullAudio, Streamwaves.com and pressplay.

      In late 2002, WMG and AT&T Wireless announced that AT&T Wireless would be selling ring tones featuring the music of WMG artists to certain AT&T Wireless subscribers that use cellular handsets supporting such functionality. As part of such arrangement, WMG is hosting a wireless website that allows such subscribers to access certain WMG artists’ promotional content. WMG entered into a similar arrangement with Sprint PCS in early 2003 and expects to enter into additional arrangements with a goal of developing new wireless promotional and commercial opportunities for WMG and its artists. WMG has also been a driving force in establishing the DVD Audio format, launched in fall 2000, which improves on the CD by providing higher fidelity and six-channel surround sound. As of the end of 2002, WMG has released more than 80 titles in this format.

      WMG’s Giant Merchandising is a leading supplier of screen printed and embellished apparel focusing on music entertainment merchandising, retail licenses and private label marketing and distribution. Among Giant’s major customers in 2002 were Paul McCartney, Cher, Aerosmith, Harley Davidson, Hard Rock Cafe, Nike and Reebok.

     International

      The Warner Music International (“WMI”) division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in over 70 countries around the world. WMI engages in the same activities as WMG’s domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 2002 were generated by the following artists and soundtracks: Alanis Morissette, Linkin Park, David Gray, Phil Collins, Laura Pausini, Mana, Rip Slyme, Red Hot Chili Peppers and Lord of the Rings.

      In most cases, WMI also markets and distributes the records of those artists for whom WMG’s domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs and DVDs for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that manufactures CDs.

Music Publishing

      WMG’s music publishing division, Warner/Chappell, owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers including Madonna, Staind, Nickelback, India.Arie, Barry Gibb, Dido, Moby, George and Ira Gershwin and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

      Warner/Chappell also owns Warner Bros. Publications, one of the world’s largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin and containing works from the Zomba and Universal music publishing catalogs.

      The principal sources of revenues to Warner/Chappell are royalties for the use of its compositions on CDs, DVDs, ring tones, music videos, the Internet and in television commercials; license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; and sales of published sheet music and song books.

Competition

      The revenues of a company in the recording industry depend upon public acceptance of a company’s recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by the bankruptcies of record wholesalers and retailers, counterfeiting of CDs, piracy and parallel imports and also by Internet sites and technologies that allow consumers to download quality sound reproductions from the Internet without authorization from the rights owner. In response, the recorded music industry has engaged in efforts to develop secure technologies for digital music delivery, to battle piracy through litigation and legislation and to establish legitimate new media business models.

      Competition in the music publishing business is also intense. Although WMG’s music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG’s music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world. WMG also competes for consumer attention with other non-musical media such as home video and video games.

OTHER

Time Warner Telecom

      Time Warner Telecom Inc. (“Time Warner Telecom”) is a fiber facilities-based integrated communications provider that sells last-mile bandwidth and telecommunications services on its own fiber optic network to medium and large businesses in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. The AOLTW General Partners’ aggregate equity interest in Time Warner Telecom as of December 31, 2002 was 34%.

DC Comics and Mad Magazine

      DC Comics, which has been owned 50-50 by TWE and WCI, publishes more than 50 regularly issued comics magazines featuring such popular characters as Superman, Batman, Wonder Woman and The Sandman. DC Comics also derives revenues from motion pictures, television, product licensing and books.

Following completion of the TWE Restructuring, DC Comics will be 100% owned by WCI and a subsidiary of WCI.

      WCI owns 100% of E.C. Publications, Inc., the publisher of MAD, a humor and satirical magazine which is regularly published 12 times a year and also in periodic special editions.

Turner Broadcasting System, Inc.

      In October 1996, Time Warner consummated the acquisition of TBS by acquiring the remaining approximately 80% interest in TBS not already owned by Time Warner. The AOLTW General Partners collectively own a 10.6% economic interest in TBS. Through its subsidiaries, TBS owns and operates domestic and international entertainment networks, including TBS Superstation, Turner Network Television (TNT), Cartoon Network and Turner Classic Movies; and news networks, including CNN, Headline News, CNN International (CNNI) and CNN en Español. TBS also has interests in sports franchises and motion picture operations.

Warner Japan

      WCI currently owns, directly and indirectly, an aggregate 99.95% interest in Warner Japan, which conducts a number of businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, as well as recorded music production, promotion and distribution. Pursuant to distribution and merchandising agreements entered into between TWE and Warner Japan, Warner Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

Item 2.	Properties

Networks — HBO, Filmed Entertainment and Cable

      The following table sets forth certain information as of December 31, 2002 with respect to principal properties (over 250,000 square feet in area) owned or leased by TWE’s Networks — HBO, Filmed Entertainment and Cable businesses, all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE.

Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space/Acres	Expiration Date of Lease

New York, NY 1100 and 1114 Ave. of the Americas	Business offices (HBO)	350,000 sq. ft. and 275,600 sq. ft.	Leased by TWE. Lease expires in 2018.
Burbank, CA The Warner Bros. Studio	Sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, back lot and parking lot and other Burbank properties (Filmed Entertainment)	3,303,000 sq. ft. of improved space on 158 acres(a)	Owned by TWE.

Valencia, CA Undeveloped land	Location filming (Filmed Entertainment)	232 acres	Owned by TWE.

(a)	Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

AOL Time Warner General Partners

      The following table sets forth certain information as of December 31, 2002 with respect to the principal properties of WCI and its subsidiaries (over 250,000 square feet in area), all of which WCI considers adequate for its present needs, and all of which were substantially used by WCI. ATC, the other AOL Time Warner General Partner, does not own or lease any properties material to its business.

		Approximate
		Square Feet	Type of Ownership
Location	Principal Use	Floor Space	Expiration Date of Lease

Olyphant, PA East Lackawanna Ave	Manufacturing, warehouses, distribution and office space (Music)	1,012,850	Owned and occupied by WCI.
Aurora, IL 948 Meridian Lake	Offices/warehouse (Music)	602,000	Owned and occupied by WCI.
Alsdorf, Germany Max- Planck Strasse 1-9	Manufacturing, distribution and office space (Music)	269,000	Owned and occupied by WCI.
Terre Haute, Indiana 4025 3rd Pkwy	Manufacturing and office space (Music)	269,000	Leased by WCI. Lease expires in 2011.

Item 3.     Legal Proceedings

      TWE or the AOLTW General Partners are parties to various litigation matters, including:

      On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE filed on December 23, 2002. The petition is pending.

      On April 8, 2002, three former employees of certain subsidiaries of WMG filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U. S. District Court for the Central District of California. Plaintiffs have named as defendants AOL Time Warner, TWE., WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U. S. District Court for the Southern District of New York. The AOLTW General Partners intend to defend against this lawsuit vigorously. The AOLTW General Partners are unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

      The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgements and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against TWE or the AOLTW General Partners relating to intellectual property rights and intellectual property licenses, could have a material adverse effect such company’s business, financial condition and operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

      Not applicable.

Item 6.	Selected Financial Data.

      The selected financial information of TWE and the AOLTW General Partners for the five years ended December 31, 2003 is set forth at pages F-76 and F-142 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption “Management’s Discussion and Analysis” at pages F-2 through F-29 and at pages F-79 through F-100 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information set forth under the caption “Market Risk Management” at pages F-20 through F-21 and page F-89 through F-90 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data at pages F-30 through F-74 of TWE and the report of independent auditors thereon set forth at page F-75 herein, and the consolidated financial statements set forth at pages F-101 through F-140 of the AOLTW General Partners and the report of independent auditors thereon set forth at page F-141 herein, are incorporated herein by reference.

      Quarterly Financial Information set forth at page F-77 herein is incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Representatives and Directors

      Set forth below is the name and age of each member of the Board of Representatives of TWE and each person who is a director of one or both of the AOLTW General Partners, such person’s present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Mr. Parsons became a member of the Board of Representatives of TWE on February 1, 1995, Messrs. Case and Novack became members of the Board of Representatives of TWE as of January 12, 2001 and Messrs. Bewkes and Logan became members of the Board of Representatives of TWE on July 18, 2002. The selection of TWE’s Board of Representatives prior to the completion of the TWE Restructuring is governed by the TWE Partnership Agreement. Comcast, through the Comcast Trusts, has elected not to appoint any representatives to the Board of Representatives of TWE and will not do so prior to the completion of the TWE Restructuring. After the TWE Restructuring, TWC Inc., as the general partner of TWE, will manage the business and affairs of TWE. See “Description of Certain Provisions of the TWE Partnership Agreement — Management and Operations of TWE.” Mr. Parsons became a director of each AOLTW General Partner on February 1, 1995. Messrs. Bewkes and Logan became directors of each AOLTW General Partner on July 31, 2002.

      For a general discussion of the duties of the executive officers and representatives of TWE, see “Description of Certain Provisions of the TWE Partnership Agreement — Management and Operations of TWE.”

	Director and/or		Principal Occupations or Positions
Name	Representative of	Age	During the Past Five Years

Stephen M. Case	TWE	44	Chairman of the Board of TWE and AOL Time Warner since the consummation of the Merger. Mr. Case has announced that he will step down as Chairman of the Board of TWE and AOL Time Warner in May 2003. A co-founder of America Online, Mr. Case had been Chairman of the Board of America Online from October 1995 and CEO of America Online from April 1993, having served in other executive positions at America Online since 1985. Mr. Case is also a director of AOL Time Warner.

Richard D. Parsons	TWE, WCI and ATC	54	Chief Executive Officer of TWE and AOL Time Warner since May 2002 and will also become Chairman of the Board of TWE and AOL Time Warner in May 2003; prior to May 2002, he was Co-Chief Operating Officer of both companies from the consummation of the Merger. Prior to the Merger, Mr. Parsons was President of TWE and Time Warner from February 1995. He served as a director of ATC, then an 82%-owned subsidiary of Time Warner, from 1989 until 1991 and is currently also a director of AOL Time Warner, Citigroup Inc. and Estee Lauder Companies, Inc.

Kenneth J. Novack	TWE	61	Vice Chairman of TWE and AOL Time Warner since the consummation of the Merger; prior to that, he served as Vice Chairman of America Online from May 1998. Mr. Novack served as Of Counsel to the Boston-based law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC after his retirement as a member of that firm in August 1998 through March 2001. Mr. Novack joined Mintz Levin in 1966 and served on its executive committee from 1970 until his retirement. Mr. Novack is also a director of AOL Time Warner.

	Director and/or		Principal Occupations or Positions
Name	Representative of	Age	During the Past Five Years

Jeffrey L. Bewkes	TWE, WCI and ATC	50	Chairman, Entertainment & Networks Group of TWE and AOL Time Warner since July 2002; prior to that, Mr. Bewkes served as Chief Executive Officer of the Home Box Office division of TWE from May 1995 and President and Chief Operating Officer for the preceding five years.

Don Logan	TWE, WCI and ATC	59	Chairman, Media & Communications Group of TWE and AOL Time Warner since July 2002; prior to that, Mr. Logan served as Chairman and Chief Executive Officer of Time Inc., AOL Time Warner’s publishing subsidiary, from August 1994, and as its President and Chief Operating Officer from June 1992. Prior to that, he held various executive positions with Southern Progress Corporation, which was acquired by Time Inc. in 1985.

Executive Officers

      Set forth below is the name and age of the executive officers of TWE and each of the AOLTW General Partners, such person’s present principal occupation or employment, the name of the corporation or other organization in which such occupation or employment is conducted and the name and principal business of any corporation or other organization in which such person held a material position or office or engaged in a material occupation or employment during the last five years and such position, office, occupation or employment. Mr. Parsons became an executive officer of the AOLTW General Partners on February 1, 1995. The remaining executive officers of TWE became executive officers of ATC as of January 12, 2001 and of WCI as of February 2, 2001 or, if later, on the date they became executive officers of TWE.

		Principal Occupations or
Name	Age	Positions During the Past Five Years

Stephen M. Case	44	See “— Representatives and Directors.”
Richard D. Parsons	54	See “— Representatives and Directors.”
Kenneth J. Novack	61	See “— Representatives and Directors.”
Jeffrey L. Bewkes	50	See “— Representatives and Directors.”
Don Logan	59	See “— Representatives and Directors.”

Paul T. Cappuccio	41	Executive Vice President, General Counsel and Secretary of TWE and AOL Time Warner since the consummation of the Merger; prior to that, he served as Senior Vice President and General Counsel of America Online from August 1999. Before joining America Online, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Cappuccio was also an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

Adolf DiBiasio	61	Executive Vice President of Strategy and Investments of TWE and AOL Time Warner since May 2001; prior to that, Mr. DiBiasio was a Senior Director at McKinsey & Company, management consultants, for more than 30 years.

		Principal Occupations or
Name	Age	Positions During the Past Five Years

Patricia Fili-Krushel	49	Executive Vice President of Administration of TWE and AOL Time Warner since July 2001; prior to that, she was Chief Executive Officer of WebMD Health division of WebMD Corporation, an Internet portal providing health information and service for the consumer, from April 2000 to July 2001 and President of ABC Television Network from July 1998 to April 2000. Prior to that, she was President, ABC Daytime from 1993 to 1998.

Robert M. Kimmitt	55	Executive Vice President of Global & Strategic Policy of TWE and AOL Time Warner since July 2001; prior to that, he was President and Vice Chairman of Commerce One, Inc., an electronic commerce company, from March 2000 to June 2001, having served as Vice Chairman and Chief Operating Officer from February 2000. Previously, Mr. Kimmitt was a partner in the Washington, D.C.-based law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He had previously been managing director at Lehman Brothers, an international financial services firm, from 1993 to 1997. Mr. Kimmitt also served as the U.S. Ambassador to Germany from 1991 to 1993.

Michael Lynton	43	Executive Vice President of TWE and Executive Vice President of AOL Time Warner and President, AOL Time Warner International, since May 2002; prior to that, Mr. Lynton served as President, AOL International, at America Online. Prior to joining America Online in 1999, Mr. Lynton was Chairman and Chief Executive Officer of the Penguin Group of Pearson plc, an international media company, beginning in September 1996. Prior to his tenure at Pearson, Mr. Lynton held various executive positions at the Walt Disney Company from 1987.

Wayne H. Pace	56	Executive Vice President and Chief Financial Officer of TWE and AOL Time Warner since November 2001; prior to that, he was Vice Chairman, Chief Financial and Administrative Officer of TBS from March 2001, having held other executive positions, including Chief Financial Officer, at TBS since July 1993. Prior to joining TBS, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers, an international accounting firm.

Compliance with Section 16(a) of the Exchange Act.

      Not Applicable.

Item 11.     Executive Compensation

      In 2002, the executive officers of TWE and the AOLTW General Partners were compensated by AOL Time Warner for services provided in most cases to AOL Time Warner pursuant to employment agreements with AOL Time Warner and received no additional compensation from TWE or any of the AOLTW General Partners. AOL Time Warner provided the services of such executive officers to TWE and was reimbursed for such services pursuant to arrangements set forth in the TWE Partnership Agreement. See Item 13 “Certain Relationships and Related Transactions — Corporate Services.” Members of the Board of Representatives of TWE and directors of the AOLTW General Partners are not additionally compensated for such activities.

Executive Compensation Summary Table

      The following table presents information concerning total compensation paid to the two individuals who served as Chief Executive Officer during 2002, each of the four most highly compensated executive officers of AOL Time Warner and TWE who served in such capacities on December 31, 2002 and Mr. Pittman, who served as an executive officer during 2002 (collectively, the “named executive officers”). Prior to the consummation of the Merger on January 11, 2001 (the “Merger Date”), certain of these executive officers functioned as executive officers of, and were compensated by, America Online or Time Warner, as the case may be. Prior to the Merger, America Online’s fiscal year ended on June 30. In connection with the Merger, America Online changed its fiscal year to a calendar year. As a result, the compensation shown for Messrs. Case, Novack and Pittman prior to 2001 is that paid with respect to America Online’s prior fiscal year and the last six months of 2000 (the “Transition Period”). All information related to common stock has been adjusted to reflect the exchange ratios of common stock of Time Warner and America Online for common stock of AOL Time Warner (“AOL Time Warner Common Stock”) in the Merger and AOL Time Warner’s assumption of the relevant America Online and Time Warner stock-based benefit plans in connection with the Merger.

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation(10)

					Securities
Name and Principal				Other Annual	Underlying	All Other
Position	Year	Salary	Bonus(8)	Compensation(9)	Options Awarded	Compensation(11)

Stephen M. Case(1)	2002	$1,000,000	$0	$277,555	0	$2,250
Chairman of the	2001	1,000,000	0	—	4,000,000	2,250
Board	T.P.*	383,333	0	—	1,750,000	0
	2000	725,000	1,125,000	—	3,000,000	5,165
Richard D. Parsons(2)	2002	$1,000,000	$0	$178,980	300,000	$85,183
Chief Executive	2001	1,000,000	0	166,597	3,500,000	77,913
Officer	2000	750,000	6,000,000	146,535	525,000	476,935
Kenneth J. Novack(3)	2002	$1,000,000	$0	$200,257	0	$2,250
Vice Chairman	2001	1,000,000	0	165,790	2,000,000	250
	T.P.*	258,333	275,000	—	1,000,000	0
	2000	433,333	506,000	—	1,000,000	6,620
Jeffrey L. Bewkes(4)	2002	$1,000,000	$5,000,000	$86,560	650,000	$61,297
Chairman, Entertainment & Networks Group
Don Logan(5)	2002	$1,000,000	$5,000,000	$475,925	650,000	$36,139
Chairman, Media & Communications Group
Gerald M. Levin(6)	2002	$1,000,000	$0	$285,058	0	$35,002
Former Chief	2001	1,000,000	0	237,602	4,000,000	47,031
Executive Officer	2000	1,000,000	10,000,000	226,620	750,000	571,277
Robert W. Pittman(7)	2002	$769,230	$0	$288,837	210,000	$2,250
Former Chief	2001	1,000,000	0	399,611	3,500,000	504,736
Operating Officer	T.P.*	358,333	550,000	56,520	1,500,000	0
	2000	683,334	1,050,000	60,965	2,500,000	810

*	Transition Period — July 1, 2000 through December 31, 2000

(1)	Mr. Case became Chairman of the Board of AOL Time Warner on the Merger Date. Prior to that, he served as Chairman of the Board and Chief Executive Officer of America Online.

(2)	Mr. Parsons became Chief Executive Officer of AOL Time Warner on May 16, 2002, having served as Co-Chief Operating Officer of AOL Time Warner from the Merger Date. Prior to that, he served as President of Time Warner.

(3)	Mr. Novack became Vice Chairman of AOL Time Warner on the Merger Date. Prior to that, he served as Vice Chairman of America Online.

(4)	Mr. Bewkes became Chairman, Entertainment & Networks Group of AOL Time Warner on July 18, 2002. Prior to that, Mr. Bewkes was Chief Executive Officer of AOL Time Warner’s Home Box Office division (not an executive officer of AOL Time Warner). The compensation shown in the table includes compensation received from Home Box Office.

(5)	Mr. Logan became Chairman, Media & Communications Group of AOL Time Warner on July 18, 2002. Prior to that, Mr. Logan was Chairman and Chief Executive Officer of AOL Time Warner’s Time Inc. subsidiary (not an executive officer of AOL Time Warner). The compensation shown in the table includes compensation received from Time Inc.

(6)	Mr. Levin served as Chief Executive Officer of AOL Time Warner from February 2000 until his retirement from the position of Chief Executive Officer in May 2002. He continues to serve as an employee in an advisory capacity. He served as Chairman of the Board and Chief Executive Officer of Time Warner from January 1993 to the Merger Date.

(7)	Mr. Pittman served as Co-Chief Operating Officer of AOL Time Warner from the Merger Date and served as Chief Operating Officer of AOL Time Warner from May 16, 2002 until his resignation in July 2002. Prior to that, he served as President and Chief Operating Officer of America Online.

(8)	One quarter of the stock option award of each named executive officer in 2001, other than Messrs. Bewkes and Logan, was made in lieu of a cash bonus for 2002.

(9)	In accordance with SEC rules, amounts totaling less than $50,000 have been omitted. The amounts of personal benefits shown in this column for 2002 that represent more than 25% of the applicable executive’s total Other Annual Compensation include financial services of $100,000 to each of Messrs. Parsons, Novack, Levin and Pittman, $99,213 to Mr. Case and $39,186 to Mr. Bewkes; transportation-related benefits of $178,342 to Mr. Case, $74,768 to Mr. Parsons, $47,374 to Mr. Bewkes, $371,029 to Mr. Logan and $172,656 to Mr. Levin; $50,880 to Mr. Novack for insurance coverage (see Note 11(b)); and $167,192 to Mr. Pittman as reimbursement for the payment of taxes related to life insurance coverage provided in 2001. For security reasons, certain executive officers are subject to mandated transportation procedures.

(10)	None of the stock options reflected was awarded with tandem stock appreciation rights. None of such executive officers was awarded restricted stock during the relevant period and, as of December 31, 2002, no named executive officer held any such shares.

(11)	The amounts shown in this column for 2002 include the following:

(a) Pursuant to the AOL Time Warner Savings Plan (the “Savings Plan”), a defined contribution plan available generally to employees of AOL Time Warner, for the 2002 plan year, each of the named executive officers deferred a portion of his annual compensation and AOL Time Warner contributed $2,000 for the first $3,000 so deferred by the executive (“Matching Contribution”). These Matching Contributions were invested under the Savings Plan in an AOL Time Warner Common Stock fund.

(b) AOL Time Warner maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage was reduced to $50,000 for each of Messrs. Parsons, Novack, Logan and Levin, who were given a cash payment equal to the cost of replacing such reduced coverage under a voluntary group program available to employees generally. Such payments are included in the “Other Annual Compensation” column. In addition, during 2002, AOL Time Warner maintained for certain members of senior management, including the named executive officers, certain supplemental life insurance benefits and paid premiums for this supplemental coverage of approximately $250 each. AOL Time Warner also maintained split-dollar life insurance policies on the lives of Messrs. Parsons, Bewkes, Logan and Levin and paid the following amounts allocated to the term portion of the split-dollar coverage for 2002: Mr. Parsons, $5,242; Mr. Bewkes, $3,227; Mr. Logan, $4,811; and Mr. Levin, $25,846. The actuarial equivalent of the value of the premiums paid by AOL Time Warner for 2002 based on certain assumptions regarding interest rates and periods of coverage are: Mr. Parsons, $82,933; Mr. Bewkes, $59,047; Mr. Logan, $33,889; and Mr. Levin, $32,752. The premium on one of two policies for Mr. Logan was not paid in 2002 pursuant to an extended grace period. It is anticipated that AOL Time Warner will recover the net after-tax cost of the premiums on these policies or the cash surrender value thereof. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see “Employment Arrangements.”

Stock Option Grants During 2002

      The following table sets forth certain information with respect to employee options to purchase shares of AOL Time Warner Common Stock (“options”) awarded during 2002 to the named executive officers. All such options were nonqualified options. No stock appreciation rights, alone or in tandem with such stock options, were awarded in 2002.

STOCK OPTION GRANTS IN 2002

	Individual Grants(1)

		Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted to	Exercise		Grant Date
	Options	Employees	or Base	Expiration	Present
Name	Granted	in 2002	Price($/sh)	Date	Value(2)

Stephen M. Case	0	—	—	—	—
Richard D. Parsons	300,000	.3%	$18.88	5/15/12	$2,141,678
Kenneth J. Novack	0	—	—	—	—
Jeffrey L. Bewkes	500,000	.4%	$26.65	2/14/12	$5,099,513
	150,000	.1%	$12.46	7/17/12	706,714
Don Logan	500,000	.4%	$26.65	2/14/12	$5,099,513
	150,000	.1%	$12.46	7/17/12	706,714
Gerald M. Levin	0	—	—	—	—
Robert W. Pittman	210,000	.2%	$18.88	5/15/12	$1,499,174

(1)	Options for executive officers have been awarded pursuant to plans approved by the stockholders, except for the awards made to Messrs. Bewkes and Logan in February 2002 before they became executive officers of AOL Time Warner. The terms are governed by the plans and the recipient’s option agreement. The option exercise price is the fair market value of AOL Time Warner Common Stock on the date of grant. The options shown in the table become exercisable in installments of 25% on the first four anniversaries of the date of grant, subject to acceleration upon the occurrence of certain events. Payment of the exercise price of an option may be made in cash and/or full shares of AOL Time Warner Common Stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made in cash and/or full shares of AOL Time Warner Common Stock.

(2)	These amounts represent the estimated present value of stock options at the respective date of grant, calculated using the Black-Scholes option pricing model, based upon the following assumptions used in developing the grant valuations: an expected volatility of 52.9% based on the historical volatility of AOL Time Warner Common Stock; an expected term to exercise of .47 years after vesting; a risk-free rate of return of 4.20% for the first awards listed for Messrs. Bewkes and Logan and 3.70% for the other awards; and a dividend yield of 0%. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of the AOL Time Warner Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

Option Exercises and Values in 2002

      The following table sets forth as to each of the named executive officers information on option exercises during 2002 and the status of his options on December 31, 2002: (i) the number of shares of AOL Time Warner Common Stock underlying options exercised during 2002; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the total number of shares of AOL Time Warner Common Stock underlying exercisable and nonexercisable stock options held on December 31, 2002; and (iv) the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 2002. The number of shares covered and the option exercise prices have been adjusted to reflect the exchange ratios of common stock of America Online and Time Warner for AOL Time Warner Common Stock on the Merger Date and AOL Time Warner’s assumption on the Merger Date of the option plans and agreements under which the options were awarded.

AGGREGATE OPTION EXERCISES DURING 2002

and
OPTION VALUES ON DECEMBER 31, 2002

					Dollar Value of
	Number of		Number of Shares Underlying		Unexercised
	Shares		Unexercised Options on		In-the-Money
	Underlying	Dollar Value	12/31/02(5)		Options on 12/31/02*(5)
	Options	Realized on
Name	Exercised	Exercise	Exercisable	Nonexercisable	Exercisable	Nonexercisable

Stephen M. Case(1)	909,108	$25,225,474	18,765,592	3,875,000	$99,381,574	$0
Richard D. Parsons	—	$—	3,600,003	3,099,997	$246,000	$0
Kenneth J. Novack	48,000	$1,089,480	5,663,000(2)	2,000,000	$6,025,990(2)	$0
Jeffrey L. Bewkes	—	—	2,927,093	2,462,499	$1,564,255	$96,000
Don Logan(3)	—	—	2,972,500	1,812,500	$159,496	$96,000
Gerald M. Levin(1)	1,500,000	$19,910,000	8,816,254	3,249,997	$3,772,800	$0
Robert W. Pittman(4)	1,500,000	$20,646,750	17,377,255	—	$66,074,321	$0

*	Calculated using the fair market value of $13.10 per share of AOL Time Warner Common Stock on December 31, 2002 minus the option exercise price.

(1)	The options exercised by each of Messrs. Case and Levin would have expired in 2003. In connection with the exercise of these options, Mr. Levin used AOL Time Warner Common Stock to pay the taxes due and retained the remainder of the shares received upon exercise and Mr. Case retained, and continues to hold, all of the shares received upon exercise.

(2)	Includes 855,812 exercisable options that Mr. Novack transferred to grantor retained annuity trusts for the benefit of members of his family. At December 31, 2002, these options had a value of $1,150,813.

(3)	Includes 144,996 exercisable options that Mr. Logan transferred to a family-owned limited partnership. At December 31, 2002, these options had a value of $159,496.

(4)	All of the options exercised by Mr. Pittman were held by a family-owned limited partnership. His year-end holdings include 797,255 exercisable options that Mr. Pittman transferred to a family-owned limited partnership. At December 31, 2002, these options had a value of $9,169,121.

(5)	All options awarded prior to 2000 held by Messrs. Parsons, Bewkes, Logan and Levin became immediately exercisable in full upon the approval by Time Warner’s board of directors of the Merger on January 9, 2000. All options awarded prior to 2000 held by Messrs. Case and Novack became immediately exercisable in full on the Merger Date and all such options held by Mr. Pittman became immediately exercisable on the first anniversary of the Merger Date. All options awarded to Mr. Pittman in or after 2000 became immediately exercisable in full in September 2002.

      The option exercise price of all the options held by the named executive officers is the fair market value of the AOL Time Warner Common Stock on the date of grant except for (1) half of the regular annual options awarded to Messrs. Parsons and Levin in 1996 through 2000, half of the options awarded to each of the named executive officers, except Messrs. Bewkes and Logan, in 2001 and 1,500,000 of Mr. Levin’s options awarded in 1993, half of which have an exercise price 25% above the fair market value of the common stock on the date of grant and the other half of which have an exercise price 50% above such fair market value and (2) options awarded to Messrs. Case and Pittman in 1997 which have an exercise price 30% above the fair market value of the common stock on the date of grant. All such nonqualified options permit a portion of each award to be transferred by gift directly or indirectly to members of the holder’s immediate family. The stock option agreements may permit optionees to defer receipt of the shares of AOL Time Warner Common Stock receivable upon exercise of options governed by such stock option agreements to a future date elected by the optionee, thereby deferring the recognition of income by the optionee (and AOL Time Warner’s tax deduction) until such future date. During the deferral period, the shares are not outstanding, do not vote and do not pay dividends; however, AOL Time Warner has agreed to pay the optionee dividend equivalents during the deferral period, to the extent dividends are paid.

      The options held by the named executive officers remain exercisable for three months to five years in the event their employment is terminated without cause or as a result of AOL Time Warner’s breach of an employment agreement. For some executive officers, some of their options remain exercisable for the full term of the options if their employment is terminated for any reason other than for cause, including death. Otherwise, options may generally be exercised for one or three years after death or total disability (depending on their date of grant) and some options may be exercised for five years after retirement. All options terminate either immediately or one month after the holder’s employment is terminated for cause. The terms of the options shown in the chart are generally ten years, although 960,000 options held by Mr. Levin and 188,592 options held by Mr. Bewkes have a term of 15 years from the date of their award in 1989.

Employment Arrangements

      AOL Time Warner is a party to employment agreements with Messrs. Parsons, Novack, Bewkes, Logan and Levin. The expiration dates of these agreements are: Mr. Parsons — January 31, 2005; Mr. Novack — December 31, 2003; Mr. Bewkes — December 31, 2003; Mr. Logan — December 31, 2004; and Mr. Levin — December 31, 2005. AOL Time Warner also was a party to an employment agreement with Mr. Pittman that did not have a fixed term.

      Among other things, the agreements with Messrs. Parsons and Novack each provide for a fixed term of employment in a specified executive post; minimum annual salary of $1 million and participation in AOL Time Warner stock option and other compensation and benefit plans, including $50,000 of group term life insurance. These agreements do not provide for the payment of an annual cash bonus. The agreements with Messrs. Bewkes and Logan were entered into with the divisions for which they served as Chairman and Chief Executive Officer prior to their election as executive officers of AOL Time Warner in July 2002. These agreements, which have been assumed by AOL Time Warner, provide for a minimum annual salary of $1 million, an annual cash bonus of not less than $2.75 million with respect to Mr. Bewkes and a discretionary cash bonus in a target amount of $3 million with respect to Mr. Logan, and participation in AOL Time Warner stock option and other compensation and benefit plans, including group life insurance. In addition, the agreements with Messrs. Parsons, Bewkes, Logan and Levin provide for (1) life insurance benefits in the amount of $5 million, $4 million, $4 million and $6 million, respectively, to be provided by split-dollar policies for the life of the executive under which AOL Time Warner recovers an amount equal to the net after-tax cost of the premiums paid by AOL Time Warner or the policies’ cash surrender value, (2) for Messrs. Parsons and Levin, a cash payment equal to the premium for coverage under a Group Universal Life (“GUL”) insurance program made available by AOL Time Warner in an amount equal to twice the executive’s salary, minus $50,000 and (3) for Mr. Logan, a cash payment equal to two times the premium he would have to pay to obtain life insurance under AOL Time Warner’s GUL insurance program in an amount equal to twice his salary. Mr. Novack’s agreement provides for a cash payment equal to two times the premium for $4 million of GUL insurance coverage.

      The agreements with Messrs. Parsons, Novack, Bewkes, Logan and Levin include a narrow definition of the “cause” for which an executive’s employment may be terminated and in that event, the executive will only receive earned and unpaid base salary accrued through such date of termination.

      These agreements provide that in the event of AOL Time Warner’s material breach or termination of the executive’s employment without cause, the executive will be entitled to elect either (a) to receive a lump-sum payment equal to the present value of the compensation otherwise payable during the remaining portion of the executive’s term of employment or a specified minimum period of time if less than such remains in the term of the agreement or (b) to remain an employee of AOL Time Warner through the end of such period and, without having to perform any services, receive such compensation as if there had been no breach or termination. These executives are not required to mitigate damages after such a termination, other than as necessary to prevent AOL Time Warner from losing any tax deductions to which it otherwise would have been entitled for any payments deemed to be “contingent on a change” of control under the Internal Revenue Code. These agreements also provide that in the event of AOL Time Warner’s material breach or termination of the executive’s employment without cause, a portion or all of the unvested stock options granted to such executive will vest and vested stock options will remain exercisable for a period of time longer than would generally apply to stock options awarded by AOL Time Warner.

      Mr. Parsons’ agreement allows him, effective on or after January 1, 2002 and with not less than six months’ prior notice to AOL Time Warner, to terminate his executive position and become an advisor to AOL Time Warner for the remainder of the agreement term. In that case his advisory compensation would be equal to $500,000 per year.

      Mr. Logan’s agreement allows him to elect in September 2003 to terminate his active employment with AOL Time Warner effective as of January 1, 2004 and become an advisor to AOL Time Warner through June 30, 2007 at an annual salary equal to $1.25 million, but with no bonus. If he remains with AOL Time Warner through the December 31, 2004 term of the agreement, Mr. Logan can elect to become an advisor to AOL Time Warner thereafter through December 31, 2009 at an annual salary equal to $1.25 million.

      Mr. Bewkes’ agreement also provides that if he and AOL Time Warner have not reached written agreement regarding his employment with AOL Time Warner by the end of the term, then Mr. Bewkes may elect to (a) leave AOL Time Warner with a lump sum payment in exchange for additional limits on his ability to accept employment with competitors of AOL Time Warner following his departure, (b) leave AOL Time Warner without a lump sum payment and without being subject to such additional limits on his ability to compete with AOL Time Warner, or (c) remain an employee of AOL Time Warner for an additional 6 or 12 months.

      If Messrs. Parsons, Novack, Bewkes, Logan or Levin should become disabled during the term of his employment agreement, the executive will receive full salary for six months and then 75% thereof through the end of the employment term. Any such payments will be reduced by amounts received from Worker’s Compensation, Social Security and disability insurance policies maintained by AOL Time Warner.

      If an executive dies during the term of an employment agreement, the executive’s beneficiaries will receive the executive’s earned and unpaid salary to the last day of the month in which the death occurs.

      Mr. Levin’s agreement allowed him, effective on or after May 1, 2002 and with not less than five months’ prior notice to AOL Time Warner, to terminate his position as Chief Executive Officer and become an advisor to AOL Time Warner through December 31, 2005. His advisory compensation will be $1 million per year, which was equal to his annual salary. Mr. Levin delivered this notice to AOL Time Warner in December 2001, stepped down as Chief Executive Officer in May 2002 and is currently serving as an advisor to AOL Time Warner.

      In October 1996, America Online entered into an employment agreement with Mr. Pittman which did not have a fixed term and which AOL Time Warner assumed. This agreement provided that, in the event Mr. Pittman’s employment agreement were terminated under certain circumstances, including by him for a good reason or by AOL Time Warner other than for cause, he would become a consultant of AOL Time Warner for a term of two years, subject to the terms and conditions of a consulting agreement. Pursuant to the terms of this agreement, Mr. Pittman will be a consultant to AOL Time Warner for the two years ending September 30, 2004. As part of an agreement entered into in connection with his departure, Mr. Pittman agreed to forego the $1 million annual consulting fee he would have received under the consulting agreement and AOL Time Warner agreed that stock options granted to him after September 1, 1998 will remain exercisable through September 30, 2007. Mr. Pittman is subject to the terms of a confidentiality/non-competition/proprietary rights agreement that remains in effect for the term of the consulting agreement.

      In addition, prior to 2001, pursuant to their employment agreements then in place, Time Warner made contributions for each of Messrs. Parsons, Bewkes, Logan and Levin to separate non-current compensation accounts in a grantor trust or under its deferred compensation plan. Effective beginning January 2001, AOL Time Warner terminated these contributions, but existing accounts will continue to be invested and paid out following termination of employment in accordance with their terms.

Time Warner Pension Plan — AOLTW

      The Time Warner Employees’ Pension Plan, as amended (the “Old Pension Plan”), which provides benefits to eligible employees, including officers, of AOL Time Warner and certain of its subsidiaries, was amended effective as of January 1, 2000, as described below, and was renamed and assumed by AOL Time Warner in connection with the Merger (the “Amended Pension Plan” and, together with the Old Pension Plan, the “Pension Plans”). Because of certain grandfathering provisions, the benefit of participants with a minimum of ten years of benefit service whose age and years of benefit service equal or exceed 65 years as of January 1, 2000, including Messrs. Bewkes and Levin, will be determined under either the provisions of the Old Pension Plan or the Amended Pension Plan, whichever produces the greater benefit.

      Under the Amended Pension Plan, a participant accrues benefits equal to the sum of 1.25% of a participant’s average annual compensation (defined as the highest average annual compensation for any five consecutive full calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) not in excess of his covered compensation up to the applicable average Social Security wage base and 1.67% of his average annual compensation in excess of such covered compensation multiplied by his years of benefit service (not in excess of 30). Compensation for purposes of calculating average annual compensation under the Pension Plans is limited to $200,000 per year for 1988 through 1993, $150,000 per year for 1994 through 2001 and $200,000 per year for 2002 and thereafter (each subject to adjustments provided in the Internal Revenue Code of 1986, as amended). Eligible employees become vested in all benefits under the Pension Plans on the earlier of five years of service or certain other events.

      Under the Old Pension Plan, a participant accrues benefits on the basis of 1 2/3% of the average annual compensation (defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program) for each year of service up to 30 years and  1/2% for each year of service over 30. Annual pension benefits under the Old Pension Plan are reduced by a Social Security offset determined by a formula that takes into account benefit service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable (the “Social Security Offset”). Under both of the Pension Plans, the pension benefit of participants on December 31, 1977 in the former Time Employees’ Profit-Sharing Savings Plan (the “Profit Sharing Plan”) is further reduced by a fixed amount attributable to a portion of the employer contributions and investment earnings credited to such employees’ account balances in the Profit Sharing Plan as of such date (the “Profit Sharing Plan Offset”).

      Under the Amended Pension Plan, employees who are at least 62 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension. Under the Old Pension Plan, employees who are at least 60 years old and have completed at least ten years of service may elect early retirement and receive the full amount of their annual pension (“early retirement”). An early retirement supplement is payable to an employee terminating employment at age 55 and before age 60, after 20 years of service, equal to the actuarial equivalent of such person’s accrued benefit, or, if greater, an annual amount equal to the lesser of 35% of such person’s average compensation determined under the Old Pension Plan or such person’s accrued benefit at age 60 plus Social Security benefits at age 65. The supplement ceases when the regular pension commences at age 60.

      Federal law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under both of the Pension Plans. However, as permitted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), AOL Time Warner has adopted the Time Warner Excess Benefit Pension Plan — AOLTW (the “Excess Plan”). The Excess Plan provides for payments by AOL Time Warner of certain amounts which employees of AOL Time Warner would have received under the Pension Plans if eligible compensation were limited to $250,000 in 1994 (increased 5% per year thereafter, to a maximum of $350,000) and there were no payment restrictions. For purposes of the Excess Plan, the $200,000 limit (as indexed for years after 1989) on eligible compensation will only apply to compensation received in 1988 through 1993; the $250,000 limit (as adjusted) will apply to compensation received in 1994 and thereafter.

      The following table shows the estimated annual pension payable upon retirement to employees in specified remuneration and years-of-service classifications under the Amended Pension Plan. The amount of the estimated annual pension is based upon a pension formula which applies to all participants in both the Amended Pension Plan and the Excess Plan. The amounts shown in the table do not reflect the effect of the previously-described Profit Sharing Plan Offset. The estimated amounts are based on the assumption that payments under the Amended Pension Plan will commence upon normal retirement (generally age 65) or early retirement, that the Amended Pension Plan will continue in force in its present form, that the maximum compensation is $350,000 and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula which exceed ERISA limits will be paid under the Excess Plan from AOL Time Warner’s assets and are included in the amounts shown in the following table.

	Estimated Annual Pension for Years of Benefit Service
Highest Consecutive
Five Year Average Compensation	10	15	20	25	30

$200,000	$31,553	$47,330	$63,107	$78,883	$94,660
250,000	39,903	59,855	79,807	99,758	119,710
300,000	48,253	72,380	96,507	120,633	144,760
350,000	56,603	84,905	113,207	141,508	169,810
400,000	56,603	84,905	113,207	141,508	169,810

      The amount of covered compensation that would be considered in the determination of the highest five consecutive full or partial years of compensation under the Pension Plans and the Excess Plan for each of Messrs. Case, Parsons, Novack, Bewkes, Logan and Levin is limited as a result of the imposition of the limitations on eligible compensation. However, because combined payments under the Pension Plans and the Excess Plan are based on the highest average annual compensation for any five consecutive full or partial calendar years of employment (taking into account the compensation limits only for 1988 and thereafter), the compensation used for determining benefits under such Plans for Mr. Levin (and employees who participated in the Pension Plan prior to 1988) will include eligible compensation in years prior to 1988 which exceeded these limits. The estimated annual benefits payable under the Amended Pension Plan and the Excess Plan, as of February 1, 2003, would be based on average compensation of $350,000 for Mr. Case; $331,394 for Mr. Parsons; $350,000 for Mr. Novack; $331,394 for Mr. Bewkes; $331,394 for Mr. Logan; and $729,248 for Mr. Levin, with 2.1, 8.2, 2.1, 22.9, 32.8 and 30.8 years of benefit service, respectively. In addition, pursuant to his employment agreement, Mr. Parsons will be entitled to receive supplemental payments from AOL Time Warner that will achieve a total retirement benefit equal to what he would have received if he had five additional years of benefit service under the Amended Pension Plan. Mr. Pittman is not eligible to participate in the Pension Plans. However, as a result of Mr. Pittman’s previous employment by Time Warner, at age 65, he is entitled to start receiving an annual benefit of $21,978 under the Amended Pension Plan and the Excess Plan. The estimated annual pension payable to each Mr. Levin and Mr. Bewkes under the Old Pension Plan and the Excess Plan upon retirement based on the indicated remuneration and years of service would be

$361,891 and $177,302, respectively. These amounts are greater than the estimated annual benefit payable under the Amended Pension Plan and the Excess Plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Ownership by Partners of TWE

      The table below sets forth, as of March 15, 2003, the pro rata priority capital and residual equity interests of each AOLTW General Partner and each Limited Partner in TWE. Subsidiaries of AOL Time Warner and the AOLTW General Partners collectively own 72.36% of the pro rata priority capital and residual equity capital and 100% of the priority capital interests junior to the pro rata priority capital interests. Each AOLTW General Partner is a direct or indirect wholly owned subsidiary of AOL Time Warner. The TWE Holdings Trusts are Delaware statutory trusts all of the beneficial interests of which are held indirectly by Comcast Corporation.

Residual
Equity
Interest

AOL Time Warner General Partners
American Television and Communications Corporation	30.48%
Warner Communications Inc.	41.88%
Limited Partners
TWE Holdings I Trust	2.86%
TWE Holdings III Trust	24.78%

100.00%

      The address of the principal executive offices of each of the companies listed above is as follows: Warner Communications Inc.: 75 Rockefeller Plaza, New York, New York 10019; American Television and Communications Corporation: 290 Harbor Drive, Stamford, Connecticut 06902; and TWE Holdings Trusts, c/o Edith H. Holiday, Operating Trustee, 801 West Street, 2nd Floor, Wilmington, Delaware 19801.

Security Ownership of Certain Beneficial Owners

      Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by TWE to own beneficially securities of AOL Time Warner having more than 5% of the voting power of any class of AOL Time Warner’s voting securities and, unless otherwise indicated, is based on information provided to AOL Time Warner as of January 31, 2003 by the beneficial owner. Subsidiaries of AOL Time Warner collectively own 72.36% of the pro rata priority capital and residual equity partnership interests in TWE.

	Shares
	of Stock		Percent of
	Beneficially	Percent of	Voting
Name and Address of Beneficial Owner	Owned	Class	Power

AOL Time Warner Common Stock
Capital Research and Management Company(1)	305,020,820	7.1%	7.1%
333 South Hope Street
Los Angeles, CA 90071
FMR Corp.(2)	217,653,377	5.0	5.0
82 Devonshire Street
Boston, MA 02109
AOL Time Warner Series LMCN-V Stock
Liberty Media Corporation(3)	171,185,826	100.0	*
12300 Liberty Boulevard
Englewood, CO 80112

*	Less than 1%

(1)	Beneficial ownership is as of December 31, 2002. Capital Research and Management Company, an investment adviser, has filed with the SEC a statement on Schedule 13G dated February 10, 2003 to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has voting power over none of these shares and (c) all of the reported shares are held for the benefit of its clients.

(2)	Beneficial ownership is as of December 31, 2002. FMR Corp., a holding company, has filed with the SEC a statement on Schedule 13G dated February 14, 2003 to the effect that (a) it (directly or indirectly) has sole dispositive power over all these shares, (b) it has sole voting power over 15,315,805 of these shares and no shared voting power, (c) these shares are held principally by Fidelity Management & Research Company, a wholly-owned investment adviser, (d) the shares of AOL Time Warner Common Stock reported as beneficially owned include 114,926 shares of AOL Time Warner Common Stock reported as issuable upon the conversion of $19,700,000 principal amount of 3% Convertible Subordinated Notes due 2019 of America Online and 1,311,440 shares of AOL Time Warner Common Stock issuable upon conversion of securities of other issuers (these shares have been excluded from the calculation of voting power), (e) these shares are, for the most part, held by investment companies and institutional accounts managed by subsidiaries of FMR Corp. and (f) the family of Edward C. Johnson 3d, including Mr. Johnson, the Chairman of FMR Corp., and his daughter Abigail Johnson, a director, and trusts for the family members’ benefit may be deemed to form a controlling group with respect to FMR Corp.

(3)	Consists of shares beneficially owned by Liberty Media Corporation through its direct and indirect subsidiaries. Under certain circumstances, each share of Series LMCN-V Stock is convertible into one share of AOL Time Warner Common Stock; such circumstances are not currently present. Each share of Series LMCN-V Stock currently has 1/100 of a vote with respect to the election of directors and class voting rights on limited other matters.

Security Ownership of Management

      The following table sets forth as of January 31, 2003 information concerning the beneficial ownership of AOL Time Warner Common Stock for each current representative of TWE and each current member of the board of directors of one or more of the AOLTW General Partners, each of the persons named in the Summary Compensation Table above and for all current representatives, directors and executive officers of TWE and the AOLTW General Partners as a group.

	Common Stock Beneficially Owned(1)

	Number of	Option	Percent of
Name	Shares	Shares(2)	Class

Jeffrey L. Bewkes(8)	24,825	3,739,592	*
Stephen M. Case(3)(8)	12,471,741	19,765,592	*
Gerald M. Levin(4)	165,010	8,566,251	*
Don Logan(8)	59,664	3,585,000	*
Kenneth J. Novack(5)(8)	4,840	6,163,000	*
Richard D. Parsons(6)(8)	38,435	4,650,000	*
Robert W. Pittman(7)	15,309	16,377,255	*
All current representatives, directors and executive officers (11 persons) as a group(2),(3),(5),(6),(8)	12,658,818	43,183,790	1.3%

*	Represents beneficial ownership of less than one percent of the issued and outstanding AOL Time Warner Common Stock on January 31, 2003.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power. This table does not include, unless otherwise indicated, any shares of AOL Time Warner Common Stock or other equity securities of AOL Time Warner which may be held by pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various representatives, directors and officers serve as directors or trustees. As of January 31, 2003, the only equity securities of AOL Time Warner beneficially owned by the named persons or group were shares of AOL Time Warner Common Stock and options to purchase AOL Time Warner Common Stock.

(2)	Reflects shares of AOL Time Warner Common Stock subject to options to purchase AOL Time Warner Common Stock issued by AOL Time Warner which, on January 31, 2003, were unexercised but were exercisable on or within 60 days after that date. These shares are excluded from the column headed “Number of Shares.” 144,996 of the stock options shown for Mr. Logan have been transferred to a limited partnership owned by members of his family and 211,700 of the stock options shown for Mr. Novack have been transferred to grantor retained annuity trusts for the benefit of members of his family.

(3)	Includes 243,752 shares of AOL Time Warner Common Stock held by Mr. Case’s wife and 1,199,550 shares of AOL Time Warner Common Stock held by the Stephen M. Case Foundation. Mr. Case and his wife are the sole directors of this Foundation but do not exercise day-to-day investment authority. Mr. Case disclaims beneficial ownership of shares held by his wife and the Stephen M. Case Foundation.

(4)	Includes 45,000 shares of AOL Time Warner Common Stock held by Mr. Levin’s wife and approximately 33,877 shares of AOL Time Warner Common Stock held by a trust under the AOL Time Warner Savings Plan for his benefit. Mr. Levin disclaims beneficial ownership of shares held by his wife.

(5)	Includes 375 shares of AOL Time Warner Common Stock held by an irrevocable trust for the benefit of Mr. Novack’s children, one of whom is a minor, and 525 shares of AOL Time Warner Common Stock held by the Novack Family Foundation of which Mr. Novack and his wife are two of nine trustees. Mr. Novack disclaims beneficial ownership of shares held by the trust and the Novack Family Foundation.

(6)	Includes 200 shares of AOL Time Warner Common Stock held by Mr. Parsons’ wife and 2,000 shares of AOL Time Warner Common Stock held by The Parsons Family Foundation, Inc. of which Mr. Parsons is one of six directors. Mr. Parsons disclaims beneficial ownership of shares held by his wife and The Parsons Family Foundation, Inc.

(7)	Includes 1,920 shares of AOL Time Warner Common Stock held by the Pittman Family Foundation of which Mr. Pittman and his wife are the sole trustees and approximately 106 shares of AOL Time Warner Common Stock held by a trust under the AOL Time Warner Savings Plan for his benefit. Mr. Pittman disclaims beneficial ownership of the shares held by the Pittman Family Foundation.

(8)	Includes (a) an aggregate of approximately 42,720 shares of AOL Time Warner Common Stock held by a trust under the AOL Time Warner Savings Plan for the benefit of current directors and executive officers of AOL Time Warner (including 462 shares for Mr. Case, 24,825 shares for Mr. Bewkes, 14,529 shares for Mr. Logan, 417 shares for Mr. Novack, and 946 shares for Mr. Parsons), (b) an aggregate of 243,952 shares of AOL Time Warner Common Stock beneficially owned by certain relatives of such persons and (c) an aggregate of 356,696 stock options that have been transferred to entities for the benefit of relatives of such persons.

Item 13.     Certain Relationships and Related Transactions

Corporate Services

      AOL Time Warner provides TWE with corporate support services and facilities (including, without limitation, internal accounting, financial, tax, legal and similar administrative and other services) as may be necessary or appropriate for TWE to conduct the businesses that were contributed to TWE in the manner that such businesses were conducted by Time Warner and its subsidiaries prior to the capitalization of TWE on June 30, 1992 (the “TWE Capitalization”). As compensation and reimbursement for the cost of providing such services and facilities, TWE paid AOL Time Warner fees in the amount of $105 million, $77 million and $74 million in 2002, 2001 and 2000, respectively.

Option Reimbursement

      Upon the exercise of options to purchase securities of AOL Time Warner by any officer or other employee of TWE or of any “strategic venture” of TWE, including, without limitation, Warner Japan, or of AOL Time Warner or any of its subsidiaries who in such capacity performs substantially all of his or her duties on behalf of TWE or any such “strategic venture,” TWE or such “strategic venture” must reimburse AOL Time Warner for the amount by which the market price of such securities on the exercise date exceeds the exercise price, or with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and the market price of such securities as of the TWE Capitalization (such reimbursement is hereinafter called a “Stock Option Distribution”). At December 31, 2002, TWE had accrued $8 million of Stock Option Distributions payable to AOL Time Warner. Such amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the TWE credit agreement, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for the underlying securities. Such amount would increase (decrease) by approximately $54 million for each one dollar increase (decrease) in the closing price of AOL Time Warner AOL Time Warner Common Stock. See Notes 10 and 11 to the TWE consolidated financial statements included herein.

Warner Japan Distribution Agreements

      Concurrently with the closing of the Warner Japan transaction, TWE and Warner Japan entered into distribution and merchandising agreements pursuant to which TWE granted to Warner Japan the right to engage in theatrical and non-theatrical, television and home video distribution in Japan as well as the right to engage in the licensing and merchandising of TWE’s copyrights and trademarks in Japan. Such agreements provide that Warner Japan will receive distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

Other Arrangements and Transactions

      The TWE Partnership Agreement expressly permits Time Warner and TWE to continue certain arrangements and transactions that prior to the TWE Capitalization existed between Time Warner and certain of the subsidiaries of Time Warner that contributed assets to TWE at the TWE Capitalization, to the extent that such arrangements and transactions relate to the businesses that were contributed. The TWE Partnership Agreement also permits Time Warner to enter into additional similar arrangements and transactions with TWE in the ordinary course of business consistent with past practice as well as any new arrangements and transactions with TWE on an arm’s-length basis. For additional information regarding such arrangements, see Note 15 to TWE’s consolidated financial statements included herein and Note 16 to the AOLTW General Partners’ consolidated financial statements included herein.

      For information with respect to the revolving credit agreements between the General Partners and Time Warner Companies, Inc., see Note 8 to the AOLTW General Partners’ consolidated financial statements included herein.

Item 14.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, TWE, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of TWE’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TWE’s disclosure controls and procedures are effective in timely making known to them material information relating to TWE and TWE’s consolidated subsidiaries required to be disclosed in TWE’s reports filed or submitted under the Exchange Act. TWE has investments in certain unconsolidated entities. As TWE does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in TWE’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date TWE completed its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports On Form 8-K

      (a)(1)-(2) Financial Statements and Schedules:

      The consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein are filed as part of this report and are incorporated herein by reference.

      All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

      (3) Exhibits:

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K.

      TWE and the AOLTW General Partners filed the following report on Form 8-K during the quarter ended December 31, 2002 and in 2003 through March 21, 2003:

	Item #	Description	Date

(i)	5	Reporting the closing of the Time Warner Entertainment — Advance/Newhouse Partnership restructuring.	December 31, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

By:	Warner Communications Inc.,

as General Partner

By:	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Executive Vice President and Chief Financial Officer

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION (“ATC”)
WARNER COMMUNICATIONS INC. (“WCI”)

By:	/s/ WAYNE H. PACE

Name: Wayne H. Pace
Title: Executive Vice President and Chief Financial Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 2003.

Signature	Title

/s/ RICHARD D. PARSONS (Richard D. Parsons)	Director of ATC and WCI and Chief Executive Officer of each Registrant (Principal Executive Officer)

/s/ WAYNE H. PACE (Wayne H. Pace)	Executive Vice Pres. and Chief Financial Officer of each Registrant (Principal Financial Officer)

/s/ JAMES W. BARGE (James W. Barge)	Senior Vice Pres. and Controller of each Registrant (Principal Accounting Officer)

/s/ JEFFREY BEWKES (Jeffrey Bewkes)	Director of ATC and WCI

/s/ DON LOGAN (Don Logan)	Director of ATC and WCI

CERTIFICATIONS

I, Richard D. Parsons, certify that:

      1. I have reviewed this annual report on Form 10-K of Time Warner Entertainment Company, L.P. and its General Partners, American Television and Communications Corporation and Warner Communications Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD D. PARSONS

Name: Richard D. Parsons

Title:	Chief Executive Officer

Time Warner Entertainment Company, L.P.
American Television and Communications
Corporation Warner Communications Inc.

Date: March 28, 2003

I, Wayne H. Pace, certify that:

      1. I have reviewed this annual report on Form 10-K of Time Warner Entertainment Company, L.P. and its General Partners, American Television and Communications Corporation and Warner Communications Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WAYNE H. PACE

Name: Wayne H. Pace

Title:	Chief Financial Officer

Time Warner Entertainment Company, L.P.
American Television and Communications
Corporation
Warner Communications Inc.

Date: March 28, 2003

TIME WARNER ENTERTAINMENT COMPANY, L.P. AND TWE GENERAL PARTNERS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page

TWE
General
	TWE	Partners

Management’s Discussion and Analysis of Results of Operations and Financial Condition	F-2	F-79
Consolidated Financial Statements:
Balance Sheet	F-30	F-101
Statement of Operations	F-31	F-102
Statement of Cash Flows	F-32	F-103
Statement of Partnership Capital and Shareholder’s Equity	F-33	F-104
Notes to Consolidated Financial Statements	F-34	F-106
Report of Independent Auditors	F-75	F-141
Selected Financial Information	F-76	F-142
Quarterly Financial Information	F-77	—
Financial Statement Schedule II — Valuation and Qualifying Accounts	F-78	F-144

TIME WARNER ENTERTAINMENT COMPANY, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Time Warner Entertainment Company, L.P.’s (“TWE” or the “Company”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of TWE’s businesses, as well as recent developments that have either occurred during 2002 or early 2003 that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of the Company’s results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2002. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

•	Critical accounting policies. This section discusses those accounting policies that are considered important to the Company’s financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the Company or its business segments and how certain forward-looking statements made by the Company in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

      AOL Time Warner is the world’s leading media and entertainment company. The Company was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner.

      A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE”). Prior to the change in ownership relating to the exercise of an option held by AT&T Corp. (“AT&T”), which is discussed below, AOL Time Warner owned general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

(“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by subsidiaries of AT&T.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A Capital and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. AT&T’s interest in TWE was acquired by Comcast Corp. (“Comcast”) upon consummation of the merger of Comcast and AT&T’s broadband businesses in November 2002.

      TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties wholly-owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

Use of EBITDA

      TWE evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). TWE considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets deemed to have finite useful lives that were recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of TWE includes, among other measures, an analysis of changes in business segment EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. In addition, EBITDA should not be used as a substitute for the Company’s cash flow measures (e.g., operating cash flow), which are discussed in detail under “Financial Condition and Liquidity.”

Recent Developments

Restructuring of TWE

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The TWE restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of the Company); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash, which the Company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established, and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component.

      Based upon its 89.3% controlling voting interest in TWC Inc., AOL Time Warner will consolidate the results of TWC Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that TWC Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity, including the $2.4 billion preferred interest held by AOL Time Warner. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of TWC Inc. common stock during 2003. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to pay off TWC Inc. debt incurred to fund the $2.1 billion cash payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its stake in TWC Inc. (Note 1).

Restructuring of TWE-Advance/Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N were consolidated by TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly-owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with TWE owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to TWI Cable and Advance/Newhouse). TWE’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility, which is independent of and not guaranteed by AOL Time Warner, to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As a result, TWE has deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains substantially all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed on December 31, 2002.

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, TWE recognized a non-cash pretax gain of approximately $1.2 billion. The gain was calculated as the difference between the fair value received in the restructuring (e.g., TWE’s increased economic interest in the TWE-A/N cable systems remaining under the

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

management of TWE) and the carrying value surrendered (e.g. the carrying value of TWE’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. The gain was mitigated because a portion of TWE’s investment in TWE-A/N that related to AOL Time Warner’s interests was recently adjusted to fair value as part of purchase accounting for the Merger. The gain is included as part of discontinued operations in the accompanying consolidated statement of operations for year ended December 31, 2002.

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, including TWE, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated two existing bank credit facilities with an aggregate borrowing capacity of $12.5 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term (Note 7).

Pension Funding Liability

      During the fourth quarter of 2002, the Company recorded a liability for the unfunded accumulated benefit obligation of approximately $90 million. This liability represents the excess of the accumulated benefit obligation under the Company’s qualified defined benefit pension plans over the fair value of the plans’ assets. In accordance with generally accepted accounting principles, this liability was established by a charge to shareholders’ equity, resulting in no effect to the accompanying consolidated statement of operations. In early 2003, the Company made cash contributions to plan assets of approximately $42 million, which resulted in a funded status of approximately 75% relative to the projected benefit obligation (Note 11).

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

Consolidation of Road Runner

      In August 2002, AOL Time Warner effectively acquired Advance/Newhouse’s 17% indirect ownership interest in Road Runner. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

Discontinued Operations

      As previously discussed in “Restructuring of TWE-Advance/Newhouse and Road Runner Partnerships,” the Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented herein. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of Cable’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of Cable’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For the year ended December 31, 2000, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.058 billion,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

$484 million and $256 million, respectively. In addition, during 2002, the Company recognized a non-cash pretax gain of $1.2 billion relating to the restructuring. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

New Accounting Principles

      In addition to the transactions previously discussed, in the first quarter of 2002, the Company adopted new accounting guidance in several areas, which are discussed below.

New Accounting Standard for Goodwill and Other Intangible Assets

      During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $21.763 billion non-cash charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations (Note 2).

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional non-cash charge of $2.355 billion, which is recorded as a component of operating income (loss) in the accompanying consolidated statement of operations. The $2.355 billion includes charges to reduce the carrying value of goodwill at the Cable segment and reflects current market conditions in the cable television industry, as evidenced by the decline in the stock prices of comparable cable television companies.

      The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance with respect to any debt covenants contained in the Company’s 2002 Credit Agreements.

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the FASB Staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for TWE in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment. As a result of applying the guidance of EITF 01-14, TWE’s revenues and costs presented herein were retroactively increased by an equal amount of $196 million in 2001 and $171 million in 2000.

Significant Transactions and Other Items Affecting Comparability

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of TWE’s operating results has been affected by certain significant transactions and other items in each period.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the year ended December 31, 2002, these items included (i) a non-cash charge of $2.355 billion to reduce the carrying value of goodwill (Note 2), (ii) non-cash charges of $363 million to reduce the carrying value of TWE’s investments in certain unconsolidated cable television system joint ventures (Note 5) and (iii) a $6 million gain on the sale of consolidated cable television systems, which is reflected in the EBITDA of the Company’s Cable segment (Note 13).

      For the year ended December 31, 2000, these items included (i) a $50 million charge relating to the Six Flags Entertainment Corporation (“Six Flags”) litigation (Note 14), (ii) a net investment-related gain of approximately $65 million, principally related to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco (Note 5), (iii) a charge of approximately $35 million relating to a restructuring of the Road Runner joint venture, originally formed with AT&T to operate Time Warner Cable’s and AT&T’s high-speed online businesses (Note 4) and (iv) a non-cash charge of approximately $524 million shown separately in the accompanying consolidated statement of operations related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard (Note 1).

2002 vs. 2001

Revenue, EBITDA and operating income (loss) by business segment are as follows:

	Year Ended December 31,

					Operating
	Revenues		EBITDA(a)		Income (Loss)

	2002	2001(b)(c)	2002	2001(c)	2002(d)	2001(c)

	(millions)
Cable(e)	$5,907	$4,983	$2,333	$2,191	$(1,046)	$(456)
Filmed Entertainment	7,682	6,889	844	691	637	219
Networks	3,413	3,024	849	703	811	291
Corporate	—	—	(84)	(78)	(94)	(85)
Intersegment elimination	(577)	(554)	—	—	—	—

Total	$16,425	$14,342	$3,942	$3,507	$308	$(31)

(a)	EBITDA represents operating income (loss) before depreciation expense of $1.129 billion in 2002 and $870 million in 2001, amortization expense of $150 million in 2002 and $2.668 billion in 2001 and an impairment write-down related to goodwill of $2.355 billion in 2002.

(b)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 results to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs of the Cable segment by equal amounts of approximately $196 million for 2001.

(c)	The results for 2001 do not reflect the results of significant transactions in 2002, including the consolidation of Road Runner, or the adoption of FAS 142 on January 1, 2002.

(d)	During 2002, the Company recognized a $2.355 billion non-cash charge relating to the impairment of goodwill at the Cable segment, which is recorded as a component of operating income (Note 1).

(e)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. In addition, the Cable segment’s EBITDA for 2002 includes a $6 million gain on the sale of consolidated cable television systems.

Consolidated Results

      Revenues. Revenues increased to $16.425 billion in 2002, compared to $14.342 billion in 2001. The overall increase in revenues was driven by an increase in Subscription revenues of 15% to $7.554 billion and an

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

increase in Content and Other revenues of 17% to $7.676 billion. Advertising and Commerce revenues of $1.195 billion in 2002 were relatively flat.

      As discussed more fully below, the increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the Cable and Networks segments, as well as the consolidation of Road Runner. The increase in Content and Other revenues was principally due to increased revenue at the Filmed Entertainment segment related to improved international theatrical and worldwide home video results. The flat Advertising and Commerce revenues reflected an increase in advertising at the Networks and Cable segments, offset by a decrease in commerce revenues at the Filmed Entertainment segment, due to the closure of the Filmed Entertainment Studio Stores.

      Intersegment Revenues. TWE’s intersegment revenues increased to $577 million in 2002 compared to $554 million in 2001. Intersegment revenues principally reflected film and television product sold by the Filmed Entertainment segment to the Networks segment and the sale of programming by the Networks segment to the Cable segment. Since intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

      EBITDA. TWE’s EBITDA increased to $3.942 billion in 2002 from $3.507 billion in 2001. The increase was principally a result of an increase in EBITDA at the Company’s business segments, which is discussed in detail under “Business Segment Results,” offset in part by an increase in corporate expenses.

      Depreciation Expense. Depreciation expense increased to $1.129 billion in 2002 from $870 million in 2001 principally due to increases at the Cable segment ($1.018 billion in 2002 compared to $747 million in 2001). The increase in depreciation expense at the Cable segment reflects higher levels of capital spending related to the roll-out of digital services over the past three years resulting in increased capital spending on customer premise equipment, which is depreciated over a shorter useful life.

      Amortization Expense. Amortization expense decreased to $150 million in 2002 from $2.668 billion in 2001. The amortization expense in 2001 primarily reflected amortization of goodwill and other intangible assets recorded in the Merger. The decrease in amortization expense in 2002 was due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized.

      Operating Income (Loss). TWE’s operating income was $308 million in 2002 compared to an operating loss of $31 million in 2001. The improvement in operating income related to a decrease in amortization expense, due to the adoption of FAS 142, and an increase in business segment EBITDA, which is discussed in detail under “Business Segment Results,” offset in part by a non-cash charge of $2.355 billion to reduce the carrying value of goodwill, as well as an increase in depreciation expense.

      Interest Expense, Net. Interest expense, net, decreased to $401 million in 2002, from $530 million in 2001, due principally to lower market interest rates and lower average debt outstanding in 2002.

      Other Expense, Net. Other expense, net, increased to $357 million in 2002 from $346 million in 2001, principally due to pretax charges of $363 million to reduce the carrying value of TWE’s investments in certain unconsolidated cable television joint ventures (Note 5) and the absence in 2002 of gains on the sale of unconsolidated cable systems, offset by a reduction of losses from equity method investees, primarily related to reduced amortization associated with the adoption of FAS 142.

      Depending upon general market conditions and the performance of individual investments in the TWE’s portfolio, the Company may be required in the future to record additional non-cash charges to reduce the carrying value of individual investments to their fair value for other-than-temporary declines. Any such charges would be unrelated to the Company’s core operations and would be recorded in other expense, net (Note 5). Excluding equity method investees, as of December 31, 2002, the fair value and carrying value of the Company’s portfolio were $158 million and $155 million, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Minority Interest Income (Expense). AOL Time Warner had $28 million of minority interest expense in 2002, compared to $36 million of minority interest income in 2001. Minority interest expense in 2002 primarily reflects the adoption of FAS 142, which resulted in a reduction of amortization expense at the Company’s partially owned consolidated investees, thereby resulting in an increase in the minority interest expense, as more income is attributable to minority partners.

      Income Tax Provision. As a U.S. partnership, TWE is generally not subject to U.S. federal and state income taxation. Income and withholding taxes of $157 million in 2002 and $127 million in 2001, have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

      Net Loss. TWE’s net loss increased to $21.219 billion in 2002 compared to $1.032 billion in 2001. The 2002 results reflect the $21.763 billion cumulative effect of an accounting change, $1.179 billion gain on discontinued operations and $2.355 billion charge to reduce the carrying value of goodwill. In addition to the impact of these items, TWE’s 2002 results benefited from a reduction in amortization expense, due to the adoption of FAS 142, and an increase in EBITDA, offset in part by an increase in depreciation expense.

Business Segment Results

      Cable. Revenues increased 19% to $5.907 billion in 2002 compared to $4.983 billion in 2001. EBITDA increased 6% to $2.333 billion in 2002 from $2.191 billion in 2001. Operating loss was $1.046 billion in 2002 compared to $456 million in 2001.

      Revenues increased due to a 18% increase in Subscription revenues (from $4.530 billion to $5.348 billion) and a 23% increase in Advertising and Commerce revenues (from $453 million to $559 million). The increase in Subscription revenues was due to higher basic cable rates and increases in high-speed data services subscribers, digital cable subscribers and basic cable subscribers, as well as the impact of the consolidation of Road Runner in 2002. In 2002, high-speed data subscribers managed by TWE increased by 63% to 2.509 million, digital cable subscribers managed by TWE increased by 36% to 3.747 million and basic cable subscribers increased by 1.3% to 10.914 million. In addition, total customer relationships, representing the number of customers managed by TWE that receive at least one level of service, increased by 3% to approximately 11.2 million as of December 31, 2002 compared to approximately 10.9 million as of December 31, 2001 and revenue generating units, representing the total of all analog video, digital video, high-speed data and telephony customers, increased by 14% to approximately 17.2 million in 2002 compared to approximately 15.0 million in 2001. The Company’s subscriber amounts include subscribers at both consolidated entities and investees accounted for under the equity method of accounting, which are managed by the Company. High speed data subscribers include residential subscribers, as well as commercial and bulk (e.g., apartment buildings and universities) subscribers. As of December 31, 2002, there were 2.426 million residential and bulk subscribers, and 83 thousand commercial subscribers. Due to their nature, commercial and bulk subscribers are charged at different amounts than residential subscribers. If the number of commercial and bulk high-speed data subscribers was equivalized (e.g., calculated by dividing commercial and bulk high-speed data revenue by the average rate charged to residential customers) the Company’s total high-speed data subscribers would have increased 65% to 2.613 million.

      The increase in Advertising and Commerce revenues was primarily related to an increase in the intercompany sale of advertising to non-TWE business segments of AOL Time Warner (from $37 million to $107 million), an increase in advertising purchased by programming vendors to promote their channels, including new channel launches (from $87 million to $102 million) and a 6% increase in general third-party advertising revenues. The Company expects intercompany advertising revenue to be minimal in 2003. The Company also expects advertising purchased by programming vendors to decline by more than 70% in 2003 primarily due to fewer new channel launches.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      EBITDA increased principally as a result of the revenue gains as well as a $6 million gain on the sale of consolidated cable systems, offset in part by increases in programming and other operating costs and the consolidation of Road Runner in 2002. The increase in video programming costs of over 20% relates to general programming rate increases across both basic and digital services, the addition of new programming services and higher basic and digital subscriber levels. Video programming costs have risen in recent years and will continue to rise, although at a lower rate than during 2002, primarily due to the expiration of introductory and promotional periods under programming affiliation agreements, the need to procure additional quality programming for more extensive programming packages, the migration of premium channels to the standard tier, industry-wide programming cost increases (especially for sports programming) and inflation-indexed or negotiated license fees increases. Other operating costs increased as a result of the roll out of new services and higher property taxes associated with the upgrade of cable plants. The increase in operating loss was due to the $2.355 billion goodwill impairment charge and the increase in depreciation expense, offset in part by an increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142. The Company anticipates that EBITDA and operating income of the Cable segment in 2003 will be negatively impacted by an approximate $18 million increase in pension expense.

      Filmed Entertainment. Revenues increased 12% to $7.682 billion in 2002, compared to $6.889 billion in 2001. EBITDA increased 22% to $844 million in 2002, compared to $691 million in 2001. Operating income increased to $637 million in 2002, compared to $219 million in 2001.

      The increase in revenue was primarily related to improved worldwide home video and international theatrical results, offset in part by declines in television and reduced commerce revenues related to the closure of its Studio Stores in 2001. The improved results reflect the worldwide theatrical success of Harry Potter and the Chamber of Secrets, as well as the worldwide home video and international theatrical results of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Scooby Doo: The Movie.

      EBITDA increased primarily due to the revenue increases, offset in part by higher theatrical film costs, including higher advertising and distribution costs. Operating income increased primarily due to the EBITDA increases and a decrease in amortization expense due to the adoption of FAS 142.

      Networks. Revenues increased 13% to $3.413 billion in 2002, compared to $3.024 billion in 2001. EBITDA increased 21% to $849 million in 2002 from $703 million in 2001. Operating income increased to $811 million, compared to $291 million in 2001.

      Revenues grew primarily due to an increase in Subscription revenues at HBO, an increase in Advertising and Commerce revenues at The WB Network and an increase in Content and Other revenues at HBO. EBITDA and operating income increased due to improved results at HBO and The WB Network.

      For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming and higher licensing and syndication revenue from the broadcast comedy series Everybody Loves Raymond. For The WB Network, the increase in Advertising and Commerce revenues was driven by higher advertising rates.

      For HBO, the increase in EBITDA was principally due to the increase in revenues and reduced costs relating to the finalization of certain licensing agreements, offset in part by an allowance for doubtful accounts established on receivables from Adelphia Communications, a major cable television operator, higher write-offs of development costs and increased programming costs. For The WB Network, the EBITDA increase was principally due to higher Advertising and Commerce revenues, offset in part by higher program license fees.

      For HBO and The WB Network, the increase in operating income was primarily due to an increase in EBITDA and a decrease in amortization expense, due to the adoption of FAS 142.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

2001 vs. 2000

Revenue, EBITDA and Operating income (loss) by business segment are as follows:

	Year Ended December 31

					Operating
	Revenues		EBITDA(a)		Income (Loss)

	2001(b)	2000(b)	2001	2000	2001	2000

	(millions)
Cable(c)	$4,983	$4,314	$2,191	$1,960	$(456)	$951
Filmed Entertainment	6,889	6,609	691	585	219	378
Networks	3,024	2,723	703	512	291	474
Corporate	—	—	(78)	(75)	(85)	(81)
Intersegment elimination	(554)	(468)	—	—	—	—

Total	$14,342	$13,178	$3,507	$2,982	$(31)	$1,722

(a)	EBITDA represents operating income (loss) before depreciation expense of $870 million in 2001 and $757 million in 2000 and amortization expense of $2.668 billion in 2001 and $503 million in 2000.
(b)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in the first quarter of 2002, which require retroactive restatement of 2001 and 2000 results to reflect the new accounting provisions. As a result, the impact of EITF 01-14 was to increase revenues and costs by equal amounts of $196 million in 2001 and $171 million in 2000.
(c)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2001, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s reported revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For 2000, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.058 billion, $484 million and $256 million, respectively.

Consolidated Results

      Revenues. TWE’s revenues increased to $14.342 billion in 2001 compared to $13.178 billion in 2000. This overall increase in revenues was driven by an increase in subscription revenues of 12% to $6.591 billion, an increase in content and other revenues of 7% to $6.563 billion, and an increase in advertising and commerce revenues of 4% to $1.188 billion.

      As discussed more fully below, the increase in Subscription revenues was principally due to an increase in the number of subscribers and subscription rates at the Cable and Networks segments. The increase in Advertising and Commerce revenues was principally due to the increased advertising at the Cable segment and The WB Network, partially offset by lower Commerce revenues due to the absence of revenues from the Filmed Entertainment Studio Stores operations, which the Company closed in 2001. The increase in Content and Other revenues was principally due to increased revenues at the Filmed Entertainment segment related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs.

      EBITDA. TWE’s EBITDA increased to $3.507 billion in 2001 from $2.982 billion in 2000. The increase was principally a result of an increase in EBITDA at the Company’s business segments, which is discussed in detail under “Business Segment Results”, offset in part by a slight increase in corporate expenses.

      Intersegment Revenues. TWE’s intersegment revenues increased to $554 million in 2001 compared to $468 million in 2000. Intersegment revenues principally reflected film and television product sold by the Filmed Entertainment segment to the Network’s segment and the sale of programming by the Network’s segment to the Cable segment. Since Intersegment revenues are eliminated in consolidation, they do not impact the Company’s consolidated results.

      Depreciation Expense. Depreciation expense increased to $870 million in 2001 from $757 million in 2000. The increase in depreciation expense of $113 million primarily relates to an increase at the Cable segment due

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

to higher levels of capital spending related to the rollout of digital services over the last several years and increased capital spending on equipment that varies with the number of new subscribers and is depreciated over a shorter life.

      Amortization Expense. Amortization expense increased to $2.668 billion in 2001 from $503 million in 2000. The increase in amortization expense primarily relates to goodwill and other intangible assets recorded in the Merger.

      Operating Income (Loss). TWE’s operating loss was $31 million in 2001, compared to operating income of $1.722 billion in 2000. The decrease primarily related to an increase in both depreciation and amortization expense, which is discussed above, offset in part by an increase in EBITDA.

      Interest Expense, Net. Interest expense, net, decreased to $530 million in 2001, from $612 million in 2000, principally due to lower market interest rates in 2001.

      Other Expense, Net. Other expense, net, increased to $346 million in 2001 from $228 million in 2000 due primarily to higher losses from equity method investees, related to the amortization of goodwill included in the carrying value of such investments, which resulted from the Merger, offset in part by gains on the sale of unconsolidated cable television systems in 2001.

      Minority Interest Income. Minority interest income decreased to $36 million in 2001, compared to $82 million in 2000. Minority interest income decreased principally due to the higher allocation of losses in 2000 to a minority partner in The WB Network.

      Income Tax Provision. As a U.S. partnership, TWE is generally not subject to U.S. federal and state income taxation. Income and withholding taxes of $127 million in 2001 and $157 million in 2000 have been provided for the operations of TWE’s domestic and foreign subsidiary corporations.

      Net Income (Loss). TWE’s net loss was $1.032 billion in 2001, compared to net income of $229 million in 2000. The decrease was primarily due to higher depreciation and amortization expense, offset in part by an increase in business segment EBITDA and the absence in 2001 of the cumulative effect of an accounting change recognized in 2000.

Business Segment Results

      Cable. Revenues increased to $4.983 billion in 2001, compared to $4.314 billion in 2000. EBITDA increased to $2.191 billion in 2001 from $1.960 billion in 2000. Operating loss was $456 million in 2001, compared to operating income of $951 million in 2000.

      Revenues increased due to a 14% increase in Subscription revenues (from $3.975 billion to $4.530 billion) and a 34% increase in Advertising and Commerce revenues (from $339 million to $453 million). The increase in Subscription revenues was due to higher basic cable rates, an increase in subscribers to high-speed online services, an increase in digital cable subscribers and to a lesser degree a marginal increase in basic cable subscribers. The increase in Advertising and Commerce revenues was primarily related to advertising purchased by programming vendors to promote their channel launches, the sale of advertising to other non-TWE business segments of AOL Time Warner and a general increase in advertising sales.

      EBITDA increased principally as a result of the revenue gains and improved margins related to the high-speed online services, offset in part by a greater than 20% increase in programming costs related to general programming rate increases across both the basic and digital services and the roll-out of digital services, including the addition of new channels that are available only in the digital service. The decrease in operating income primarily relates to an increase in depreciation and amortization expense, offset in part by an increase in EBITDA.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Filmed Entertainment. Revenues increased to $6.889 billion in 2001, compared to $6.609 billion in 2000. EBITDA increased to $691 million in 2001 from $585 million in 2000. Operating income decreased to $219 million in 2001, compared to $378 million in 2000.

      Revenues increased related to the theatrical successes of Harry Potter and the Sorcerer’s Stone, Ocean’s Eleven and Cats & Dogs. Revenues also benefited from the increased domestic distribution of theatrical product, principally due to higher DVD sales, and syndication revenues to broadcast Friends. This benefit was offset in part by lower revenues in Warner Bros.’ retail operations, related to the closure of its Studio Stores. EBITDA increased principally due to the increased revenues, reduced losses from the closure of the Studio Store operations and reduced expenses for online development, offset in part by higher film costs, including higher advertising and distribution costs, because of an increase in the performance, number and timing of new theatrical releases in comparison to the prior year. Operating income decreased principally due to an increase in amortization expense, offset in part by an increase in EBITDA.

      Networks. Revenues increased to $3.024 billion in 2001, compared to $2.723 billion in 2000. EBITDA increased to $703 million in 2001 from $512 million in 2000. Operating income decreased to $291 million in 2001, compared to $474 million in 2000.

      Revenues grew primarily due to an increase in Subscription revenues and an increase in Content and Other revenues at HBO and an increase in Advertising and Commerce revenues at The WB Network. For HBO, Subscription revenues benefited from an increase in the number of subscribers and higher rates. Content and Other revenues benefited from higher home video sales of HBO’s original programming. For The WB Network, the increase in Advertising and Commerce revenues was driven by increased advertising rates and ratings in key demographic groups. For HBO, the increase in EBITDA was principally due to the increase in revenues and increased cost savings from HBO’s overhead cost management program. For The WB Network, the EBITDA improvement was principally due to the increase in Advertising and Commerce revenues. Operating income decreased principally due to an increase in amortization expense, offset in part by an increase in EBITDA.

FINANCIAL CONDITION AND LIQUIDITY

December 31, 2002

Current Financial Condition

      At December 31, 2002, TWE had approximately $7.0 billion of debt, $1.0 billion of cash and equivalents (net debt of approximately $6.0 billion, defined as total debt less equivalents) and $37.1 billion of partners’ capital. This compares to approximately $8.1 billion of debt, $250 million of cash and equivalents (net debt of approximately $7.8 billion) and $65.4 billion of partners’ capital at December 31, 2001.

      In January 2003, pursuant to a previously negotiated agreement and as previously disclosed, TWE acquired an additional 11% interest in The WB Network from certain executives of The WB Network, for $128 million in cash. The Company also made cash contributions to its defined benefit pension plan of $42 million in January 2003.

      As discussed in more detail below, management believes that TWE’s operating cash flow, cash and equivalents, borrowing capacity under its credit agreements, including agreements with AOL Time Warner and availability under its commercial paper program, are sufficient to fund its capital and liquidity needs for the foreseeable future.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cash Flows

Operating Activities

      TWE’s cash provided by operating activities amounted to $4.012 billion in 2002 compared to $2.585 billion in 2001. The growth in cash flows from operations related to a $829 million improvement in working capital, an increase of $435 million in EBITDA and a reduction in both taxes and interest paid. The improvements in working capital are related to reduced working capital needs in the current period compared to increased working capital needs in the prior period. Working capital needs are subject to wide fluctuations based on the timing of cash transactions related to production schedules, the acquisition of programming, collection of sales proceeds and other similar items. The current period benefits may reverse in future periods.

      Cash provided by operations of $4.012 billion in 2002 reflected $3.942 billion of EBITDA, less $381 million of net interest payments and $153 million of net taxes paid. Cash flow from operations also reflects a reduction in other working capital requirements of $604 million.

      Cash provided by operations of $2.585 billion in 2001 reflected $3.507 billion of EBITDA, less $527 million of net interest payments and $170 million of net taxes paid. Cash flow from operations also reflects an increase in other working capital requirements of $225 million.

Investing Activities

      Cash used by investing activities was $2.107 billion in 2002, compared to $2.908 billion 2001. The decrease principally resulted from a decrease in cash used for acquisitions and investments, primarily related to reduced cash payments made in connection with funding of equity method investments.

      Cash used by investing activities of $2.107 billion in 2002 reflected $297 million of cash used for acquisitions and investments and $1.895 billion of total capital expenditures, offset in part by $85 million of proceeds received from the sale of investments.

      Cash used by investing activities of $2.908 billion in 2001 reflected $931 million of cash used for acquisitions and investments and $2.012 billion of total capital expenditures, offset in part by $35 million of proceeds received from the sale of investments.

Financing Activities

      Cash used by financing activities was $1.143 billion in 2002, compared to cash provided by financing activities of $267 million in 2001. The increase in cash used in financing activities in 2002 primarily resulted from net payments made on borrowings in 2002, compared to net borrowings in 2001, and an increase in total distributions.

      Cash used by financing activities was $1.143 billion in 2002 primarily reflected net incremental debt repayments of $589 million and $538 million of total capital and other distributions.

      Cash provided by financing activities of $267 million in 2001 primarily reflected net incremental borrowings of $685 million and $418 million of capital and other distributions.

Capital Expenditures

      TWE’s overall capital spending for 2002 was $1.895 billion, a decrease of $117 million from capital spending in 2001 of $2.012 billion. Capital expenditures from continuing operations were $1.689 billion in 2002 compared to $1.604 billion in 2001. TWE’s total capital spending and the increase in capital spending from continuing operations is due principally to the Cable segment. Over the past three years, the Cable segment has been engaged in a plan to upgrade the technological capability and reliability of its cable

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

television systems and develop new services, which management believes will position the business for sustained, long-term growth. Capital spending by the Cable segment from continuing operations was $1.555 billion in 2002, compared to $1.467 billion in 2001. The Company has essentially completed such upgrades and therefore anticipates a decrease in capital expenditures at the Cable segment in 2003.

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated two existing bank credit facilities with an aggregate borrowing capacity of $12.5 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”), directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. As of December 31, 2002, $1.458 billion was outstanding under these facilities. As of December 31, 2001, $2.290 billion was outstanding under the Old Credit Agreements.

      In January 2003, the Company received unanimous approval to amend its 2002 Credit Agreements, effective upon closing of the TWE restructuring. The amendments will (i) replace the $50 billion net worth covenant in each of the credit facilities within the 2002 Credit Agreements with an interest coverage covenant of 2.0 times cash interest expense, (ii) remove TWE-A/N as a borrower under all the credit facilities and TWE as a borrower under the five-year revolving credit facility and (iii) divide the $4 billion 364-day revolving credit facility into a separate $2.5 billion revolving credit facility for AOL Time Warner and AOL Time Warner Finance Ireland and a $1.5 billion revolving credit facility for TWE (and TWC Inc. following any initial public offering of its stock or registered public issuance of its debt). Other terms of the 364-day credit facility were amended to reflect this bifurcation and the stand-alone nature of the $1.5 billion TWE credit facility. As part of the same consent, the maturity of the $1.5 billion TWE credit facility was extended from July 7, 2003 to January 7, 2004, while the length of the optional extension period was reduced from two years to one year.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

      At December 31, 2002, TWE had total committed capacity, defined as maximum available borrowings under existing debt arrangements and cash and short-term investments, of $16.298 billion. Of this committed capacity, $6.645 billion was available to fund future contractual obligations and approximately $6.955 billion

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

was outstanding as debt (Note 7). At December 31, 2002, total committed capacity, unused capacity and outstanding debt were as follows:

	Committed	Unused	Outstanding
	Capacity	Capacity	Debt

	(millions)
Bank credit agreement and commercial paper programs(a)	$10,801	$6,645	$1,458
Fixed-rate public debt	3,394	—	3,394
Due to AOL Time Warner	2,084	—	2,084
Other fixed-rate obligations(b)	19	—	19

Total	$16,298	$6,645	$6,955

(a)	A portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2002, $2.7 billion of committed capacity was used by non-TWE segments. Committed capacity and unused capacity also includes cash and short- term investments of approximately $1 billion less $211 million of outstanding letters of credit.
(b)	Includes debt due within one year of $8 million.

Other Financing Arrangements

      From time to time, TWE enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE, and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment (Note 7).

      The following table summarizes the Company’s financing arrangements with SPEs at December 31, 2002:

	Committed	Unused	Outstanding
	Capacity	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities(a)	$450	$—	$450
Backlog securitization facility(b)	500	—	500

Total other financing arrangements	$950	$—	$950

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.
(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

    In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPE’s) be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. The Company anticipates that the adoption of FIN 46 will not result in a material impact to TWE.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      From time to time the Company has entered into arrangements with investors in which certain films are sold and leased back. The sale-leaseback of the films allows the investors to claim certain international tax benefits of ownership of the film master negatives while the Company maintains control over all exploitation rights and privileges to the films. Such entities are capitalized with the investors’ capital and debt and the investors participate in all of the profits or losses of the entities. The present value to these entities of the future revenue streams attributable to these transactions is $1.3 billion as of December 31, 2002. The Company does not consolidate nor participate in the operating results of the entities. The Company retains certain proceeds of the transactions as consideration for entering into the sale-leaseback transactions, and records the consideration received as a reduction of corresponding film costs. The benefit to the Company from these transactions that was recognized as a reduction to film cost amortization in 2002 totaled $47 million.

Rating Triggers and Financial Covenants

      Each of the Company’s bank credit agreements and financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

      As of December 31, 2002 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company took a one-time, non-cash charge of $21.763 billion upon adoption FAS 142. In addition, TWE took a non-cash charge of $2.355 billion in the fourth quarter of 2002 to reduce the carrying value of goodwill and other intangible assets. This charge did not result in a violation of any of the Company’s covenants.

      During 2003, the Company received unanimous consent from its bank group to amend its 2002 Credit Facilities. The amendment will, among other changes, replace the Company’s covenant to maintain at least $50 billion of GAAP net worth with an interest coverage covenant of 2.0 times cash interest expense. The amendment will be effective upon the closing of the TWE restructuring.

Contractual and Other Obligations

Firm Commitments

      In addition to the above financing arrangements, the Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to firm commitments contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table summarizes separately the Company’s material firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. In addition, the table reflects the timing of principal payments on outstanding debt, which has been previously discussed under “Outstanding Debt and Available Financial Capacity.” The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business.

			2007
Firm Commitments and Outstanding Debt	2003	2004-2006	and thereafter	Total

	(millions)
Programming and production deals	$2,178	$5,076	$5,455	$12,709
Operating leases	144	388	947	1,479
Other firm commitments	163	57	10	230

Total firm commitments	$2,485	$5,521	$6,412	$14,418
Total principal outstanding on long-term debt	—	2,370	4,367	6,737

Total firm commitments and outstanding debt	$2,485	$7,891	$10,779	$21,155

      Following is a description of TWE’s firm commitments at December 31, 2002:

•	The Networks segment (HBO and The WB Network) enters into agreements with movie studios to air movies they produce. In addition, the Cable segment enters into commitments to purchase programming from cable network providers to provide service to its subscribers (e.g. programming deals). The commitments represent an estimate of future programming costs based on per subscriber rates contained in contracts existing as of December 31, 2002 applied to the number of consolidated subscribers on that date. Such amounts are subject to variability based on changes in the number of future subscribers, the extension of existing contracts, and the entering into of new contracts. These arrangements are collectively referred to as programming and production deals.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to actors and directors. In addition, other firm commitments includes a payment of $128 million made in January 2003 to acquire an additional 11% interest in The WB Network.

Contingent Commitments

      The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, the Company has guaranteed certain lease obligations of joint venture investees. In this circumstance, the Company would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

      The following table summarizes separately the Company’s contingent commitments at December 31, 2002. The timing of amounts presented in the table represents when the maximum contingent commitment

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

will expire and does not necessarily mean that the Company expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments

	Total			2007
Nature of Contingent Commitments	Commitments	2003	2004-2006	and thereafter

	(millions)
Guarantees	$2,637	$62	$444	$2,131
Letters of credit and other contingent commitments	170	8	1	161

Total contingent commitments	$2,807	$70	$445	$2,292

      Following is a description of the Company’s contingent commitments at December 31, 2002:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which TWE is a venture partner.

•	The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, TWE would be obligated to cover these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures herein as required.

Equity Method Investments

      Except as otherwise discussed above, TWE does not guarantee the debt of any of its investments accounted for using the equity method of accounting. However, for certain of these investments, TWE may continue to provide funding in excess of amounts currently invested.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for Warner Bros. was approximately $3.2 billion at December 31, 2002, compared to approximately $3.5 billion at December 31, 2001 (including amounts relating to the licensing of film product to TWE’s Networks segment of approximately $405 million at December 31, 2002 and approximately $433 million at December 31, 2001).

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 7 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.2 billion of backlog relating to Warner Bros. as of December 31, 2002, TWE has recorded $694 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

MARKET RISK MANAGEMENT

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

      TWE has entered into variable-rate debt that, at December 31, 2002, had an outstanding balance of approximately $1.458 billion. Based on TWE’s variable-rate obligations outstanding at December 31, 2001, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWE’s annual interest expense and related cash payments by approximately $4 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

      TWE has entered into fixed-rate public debt that, at December 31, 2002, had an outstanding balance of approximately $3.394 billion and a fair value of $3.610 billion. Based on TWE’s fixed-rate debt obligations outstanding at December 31, 2001, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $8 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period, including those related to TWE. At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of TWE’s estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars, therefore, the hedging period covers fifteen months. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuous coverage throughout the hedging period. TWE is reimbursed by or reimburses AOL Time Warner for AOL Time Warner contract gains and losses related to TWE’s foreign currency exposure. At Decem-

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

ber 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract position, $811 million of foreign currency exchange sale contracts and $732 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure, including net contracts for the sale of $73 million Canadian dollars, $65 million of Japanese yen and $176 million of European currency and for the purchase of $203 million of the British pound. At December 31, 2001, TWE had contracts for the sale of $320 million and the purchase of $130 million of foreign currencies at fixed rates at December 31, 2001.

      Based on AOL Time Warner’s outstanding foreign exchange contracts related to TWE’s exposure at December 31, 2002, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2002 would result in approximately $4 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2002 would result in $4 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The Company is exposed to market risk as it relates to changes in market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes, many of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2002, the Company had $16 million of cost-method investments, primarily relating to private equity securities, $142 million of fair value investments, including $141 million of investments in public equity securities held for purposes other than trading and $1 million of equity derivative instruments, and $2.345 billion of investments accounted for using the equity method of accounting.

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission (“SEC”) has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. TWE believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, are included in see Note 1 to the accompanying consolidated financial statements.

Accounting for Goodwill and Other Intangible Assets

      During 2001, the FASB issued FAS 142, which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

reporting unit (generally, the Company’s operating segment) with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      During the first quarter of 2002, upon adoption of FAS 142, the Company completed its initial impairment review and recorded a $21.763 billion non-cash pre-tax charge for the impairment of goodwill, substantially all of which was generated in the Merger. During the fourth quarter of 2002, the Company performed its annual impairment review and recorded an additional $2.355 billion charge to reduce the carrying value of goodwill. The $21.763 billion charge is reflected as a cumulative effect of an accounting change and the $2.355 billion charge is reflected as a component of operating income in the accompanying consolidated statement of operations.

      As previously discussed, the TWE’s $2.355 billion goodwill impairment charge recognized in the fourth quarter of 2002, reflected the fair value of the Company’s operating divisions as of December 31, 2002. As

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

encouraged by FRR 60, the following table illustrates the hypothetical goodwill impairment charge assuming both an increase and decrease in the fair value of each of the Company’s operating divisions by 10%.

	Assuming 10%	Actual 4th Quarter	Assuming 10%
	Increase in Fair Value	Impairment Charge	Decrease in Fair Value

	(millions)
Cable(a)	$2,355	$2,355	$2,355
Filmed Entertainment	—	—	—
Networks	—	—	369

Total	$2,355	$2,355	$2,724

(a)	Assuming a decline in fair value of 10% would not impact the amount of goodwill impairment because the carrying amount of goodwill was reduced to zero as a result of the actual fourth quarter impairment charge. The analysis does not consider any potential impairments relating to indefinite lived intangibles.

Investments

      The Company’s investments comprise of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

      While TWE has recognized all declines that are believed to be other-than-temporary, which were not material in 2002, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Revenue and Cost Recognition

      There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management — the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Transactions

Multiple-Element transactions within TWE fall broadly into two categories:

1.	Contemporaneous purchases and sales. In these transactions, TWE is selling a product or service to a customer and at the same time purchasing goods or services from that customer or making an investment in the customer;

2.	Sales of multiple products or services. In these transactions, TWE is selling multiple products or services to a counterparty.

Contemporaneous Purchases and Sales

      In the normal course of business, TWE enters into transactions where it is purchasing a product, service or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, TWE will, at times, simultaneously negotiate for the sale of advertising to the cable network. This arrangement may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, TWE looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and
•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      TWE measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If TWE is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less the amounts paid that can be supported. For example, if TWE sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, TWE would limit the amount of revenue recognized related to the advertising sold to $8 million. As another example, if TWE sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer, but fair value for the equity investment is only determined to be $1 million, TWE would limit the amount of revenue recognized related to the advertising sold to $9 million. Accordingly, the judgments made in accounting for these arrangements impact the period revenues, expenses and net income over the term of the contract.

      In applying the above guidance, one of the key judgments is determining the fair value of the respective elements. In determining the fair value of the respective elements, the TWE refer to quoted market prices, historical transactions or comparable cash transactions. For example, in determining the fair value of a non-publicly traded equity security purchased at the same time TWE sells a good or a service to an investee, TWE would look to what other investors, which do not have other contemporaneous transactions, have paid in the most recent round of financings with the investee. If the investment is publicly traded, fair value would be determined by reference to quoted market prices. In addition, the stated terms of a transaction are considered to be at fair value to the extent that price protection in the form of most favored nation clauses or similar provisions has been received.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Finally, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction will provide support for the fair value of the other element of a transaction. For example, if TWE sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment would implicitly support the fair value of the advertising sold since there are only two elements in the arrangement.

Sales of Multiple Products or Services

      TWE’s policy for revenue recognition in instances where there are multiple elements being sold at the same time to the same counterparty is in accordance with the Frequently Asked Question Guide on SAB 110 and is similar to the principles underlying the recently finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Specifically, if TWE enters into sales contracts for the sale of multiple products or services, then they evaluate whether or not they have objective fair value evidence for each element of the transaction. If objective fair value evidence for each element of the transaction exists, then each element of the transaction is accounted for independently as it is being delivered based on the relevant revenue recognition accounting policies. However, if the objective fair value for one or more elements of the transaction are unable to be determined, TWE generally recognizes advertising revenue on a straight line-basis over the term of the agreement.

Filmed Entertainment Revenues and Costs

      An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced, and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participants and residuals is recognized based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period. Since the total film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization.

Gross Versus Net Revenue Recognition

      In the normal course of business, the Company acts an intermediary or agent with respect to certain payments received from third parties. For example, the Filmed Entertainment segment distributes films on behalf of independent film producers and our Cable segment collects taxes on behalf of franchising authorities.

      The accounting issue encountered in these arrangements is whether the Company should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether the Company records the revenue on a gross or net basis. For example, the Company’s Cable segment includes franchise taxes in a cable subscriber’s monthly cable bill and remits these amounts to the local franchising authorities. Should the Cable segment record gross revenues received from the customer (e.g. including the franchise taxes) or should they record the net revenues they keep excluding franchise taxes submitted to the local authorities? In either case, the impact on operating income is the same.

      Determining whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent the Company is acting as a principal in a transaction the Company reports as revenue the payments received on a gross basis. To the extent the Company is acting as an agent in a transaction the Company reports as revenue, the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether the Company is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

      In determining whether the Company serves as principal or agent in these arrangements the Company follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, the Company serves as the principal in transactions in which it has substantial risks and rewards of ownership. The indicators that the Company has substantial risks and rewards of ownership are as follows:

•	The Company is the supplier of the products or services to the customer;
•	The Company has inventory risk for a product before it is sold;
•	The Company has latitude in establishing prices;
•	The Company has the contractual relationship with the ultimate customer;
•	The Company modifies the product purchased to meet the ultimate customer specifications;
•	The Company has discretion in supplier selection; and
•	The Company has credit risk.

      Conversely, pursuant to EITF 99-19 the Company serves as agent in arrangements where the Company does not have substantial risks and rewards of ownership. The indicators that the Company does not have substantial risks and rewards of ownership are as follows:

•	The supplier (not TWE) is responsible for providing the product or service to the customer;
•	The supplier (not TWE) has latitude in establishing prices;
•	The amount the Company earns is fixed; and
•	The supplier (not TWE) has credit risk.

      Based on the above criteria and for our more significant transactions that we evaluated, the Filmed Entertainment segment records revenue from the distribution of films on behalf of independent film producers on a gross basis and the Cable segment records revenue from the collection of franchise fees on a gross basis.

Sales Returns and Uncollectible Accounts

      One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and management’s estimate of the amount of the receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of TWE’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

      Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s common stock could decline.

      Technological developments may adversely affect the Company’s competitive position and limit its ability to protect its valuable intellectual property rights. TWE’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	The Company’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high- speed data services and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	The Company’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaim any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

      TWE operates in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. TWE’s actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of TWE or its

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in TWE’s other filings with the SEC and the following:

For TWE’s cable business:

•	more aggressive than expected competition from new technologies and other types of video programming distributors, including satellite and DSL;
•	increases in government regulation of basic cable or equipment rates or other terms of service, such as “digital must-carry,” open access or common carrier requirements; government regulation of other services, such as broadband cable modem service;
•	increased difficulty in obtaining franchise renewals;
•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;
•	theft of service from interception of cable transmissions;
•	fluctuations in spending levels by advertisers and consumers; and
•	greater than expected increases in programming or other costs.

For TWE’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;
•	general increases in production costs;
•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;
•	continued popularity of merchandising;
•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;
•	the ability to develop a successful business model for delivery of feature films in a digital online environment;
•	risks associated with foreign currency exchange rates;
•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;
•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and
•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

For TWE’s network businesses:

•	greater than expected programming or production costs;
•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;
•	increased regulation of distribution agreements;
•	the sensitivity of network advertising to economic cyclicality and to new media technologies;
•	the negative impact of consolidation among cable and satellite distributors;
•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;
•	the impact of personal video recorder “ad-stripping” functions on advertising sales and network branding;
•	the development of new technologies that alter the role of programming networks and services; and
•	greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For TWE generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, significant acquisitions or other transactions, economic slowdowns, the risk of war, and changes in the Company’s plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at its segments may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED BALANCE SHEET
December 31,
(millions)

	2002	2001

ASSETS
Current assets
Cash and equivalents	$1,012	$250
Receivables, including $657 and $501 million due from AOL Time Warner, less allowances of $1.177 billion and $910 million	3,778	3,480
Inventories	871	852
Prepaid expenses	442	326

Total current assets	6,103	4,908
Noncurrent inventories and film costs	2,189	2,187
Investments, including available-for-sale securities	2,503	2,308
Property, plant and equipment	7,641	8,573
Intangible assets subject to amortization	2,341	2,464
Intangible assets not subject to amortization	22,518	22,356
Goodwill	10,129	41,004
Other assets	931	1,258

Total assets	$54,355	$85,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$2,354	$2,218
Participations payable	1,343	1,014
Programming costs payable	439	455
Debt due within one year	8	2
Other current liabilities, including $1.187 and $1.022 billion due to AOL Time Warner	2,713	2,616

Total current liabilities	6,857	6,305
Long-term debt, including $2.084 and $1.734 billion due to AOL Time Warner	6,947	8,049
Other long-term liabilities, including $8 and $446 million due to AOL Time Warner	2,546	3,108
Minority interests	888	2,191

Partners’ capital
Contributed capital	59,936	66,793
Accumulated other comprehensive income (loss), net	(166)	(6)
Partnership deficit	(22,653)	(1,382)

Total partners’ capital	37,117	65,405

Total liabilities and partners’ capital	$54,355	$85,058

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31,
(millions)

	2002	2001	2000

Revenues:
Subscriptions	$7,554	$6,591	$5,869
Advertising and commerce	1,195	1,188	1,147
Content and other	7,676	6,563	6,162

Total revenues(a)	16,425	14,342	13,178
Cost of revenues(a)	(11,204)	(9,327)	(8,499)
Selling, general and administrative(a)	(2,408)	(2,378)	(2,454)
Amortization of goodwill and other intangible assets	(150)	(2,668)	(503)
Impairment of goodwill	(2,355)	—	—

Operating income (expense)	308	(31)	1,722
Interest expense, net	(401)	(530)	(612)
Other expense, net(a)	(357)	(346)	(228)
Minority interest income (expense)	(28)	36	82

Income (loss) before income tax expense, discontinued operations and cumulative effect of accounting change	(478)	(871)	964
Income tax expense	(157)	(127)	(157)

Income (loss) before discontinued operations and cumulative effect of accounting change	(635)	(998)	807
Discontinued operations, net of tax	1,179	(34)	(54)

Income (loss) before cumulative effect of accounting change	544	(1,032)	753
Cumulative effect of accounting change	(21,763)	—	(524)

Net income (loss)	$(21,219)	$(1,032)	$229

(a)	Includes the following income (expenses) resulting from transactions with related companies:

Revenue	$935	$934	$677
Cost of revenues	(322)	(445)	(276)
Selling, general and administrative	(287)	(221)	(210)
Interest income (expense), net	12	31	(7)
Other income (expense), net	6	8	19

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31,
(millions)

	2002	2001	2000

OPERATIONS
Net income (loss)(a)	$(21,219)	$(1,032)	$229
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	21,763	—	524
Impairment of goodwill	2,355	—	—
Depreciation and amortization	1,279	3,538	1,260
Amortization of film costs	1,917	1,916	1,676
Gain on sale of investments	(38)	(4)	1
Equity in losses of investee companies after distributions	22	334	275
Changes in operating assets and liabilities:
Receivables	(432)	(414)	(310)
Inventories	(1,937)	(2,074)	(1,829)
Accounts payable and other liabilities	659	(140)	394
Other balance sheet changes	444	(139)	(122)
Adjustments for noncash and nonoperating items, and changes in operating assets and liabilities for discontinued operations	(801)	600	478

Cash provided by operations	4,012	2,585	2,576

INVESTING ACTIVITIES
Investments and acquisitions	(297)	(913)	(421)
Investments in available-for-sale securities	—	(18)	—
Capital expenditures from continuing operations	(1,689)	(1,604)	(1,512)
Capital expenditures from discontinued operations	(206)	(408)	(414)
Investment proceeds from available-for-sale securities	—	3	—
Other investment proceeds	85	32	209

Cash used by investing activities	(2,107)	(2,908)	(2,138)

FINANCING ACTIVITIES
Borrowings	3,524	3,226	2,850
Debt repayments	(4,113)	(2,541)	(2,399)
Capital and other distributions from discontinued operations, net	(11)	(59)	(52)
Capital and other distributions from continuing operations	(527)	(359)	(1,048)
Other	(16)	—	—

Cash provided (used) by financing activities	(1,143)	267	(649)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	762	(56)	(211)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	250	306	517

CASH AND EQUIVALENTS AT END OF PERIOD	$1,012	$250	$306

(a)	Includes net income (loss) from discontinued operations of $1.179 billion in 2002, $(34) million in 2001 and $(54) million in 2000.

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL

		Partnership	Total
	Contributed	Earnings	Partners’
	Capital	(Deficit)	Capital

	(Millions)
BALANCE AT DECEMBER 31, 1999	$7,338	$(189)	$7,149
Net income	—	229	229
Foreign currency translation adjustments	—	(44)	(44)
Unrealized losses on securities	—	(44)	(44)
Realized and unrealized gains on derivative financial instruments	—	8	8

Comprehensive income	—	149	149
Stock option and tax-related distributions	—	(392)	(392)
Other	11	9	20

BALANCE AT DECEMBER 31, 2000	7,349	(423)	6,926
Allocation of a portion of the purchase price in connection with America Online-Time Warner merger to TWE	59,444	74	59,518

Balance at December 31, 2000, adjusted to give effect of America Online-Time Warner merger	66,793	(349)	66,444
Net loss	—	(1,032)	(1,032)
Foreign currency translation adjustments	—	1	1
Unrealized losses on securities	—	(7)	(7)

Comprehensive loss	—	(1,038)	(1,038)
Stock option and tax-related distributions	—	(82)	(82)
Other	—	81	81

BALANCE AT DECEMBER 31, 2001	66,793	(1,388)	65,405

Reallocation of TWE goodwill to other segments of AOL Time Warner upon adoption of FAS 142.	(6,857)	—	(6,857)
Net loss	—	(21,219)	(21,219)
Unfunded Accumulated Benefit Obligation	—	(183)	(183)
Derivatives FX Gain/Loss	—	(21)	(21)
Foreign currency translation adjustments	—	35	35
Unrealized gain on securities	—	9	9

Comprehensive loss	—	(21,379)	(21,379)
Distributions	—	(60)	(60)
Other	—	8	8

BALANCE AT DECEMBER 31, 2002	$59,936	$(22,819)	$37,117

See accompanying notes.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

      AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”) which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly-owned subsidiary of AOL Time Warner.

      A majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, are held through Time Warner Entertainment Company, L.P. (“TWE” or the “Company”). Prior to the change in ownership relating to the exercise of an option held by AT&T Corp. (“AT&T”) which is discussed below, AOL Time Warner owned general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”), and 100% of the junior priority capital (“Series B Capital”). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by subsidiaries of AT&T. AT&T’s interest in TWE was recently acquired by Comcast Corp. (“Comcast”) upon consummation of the merger of Comcast and AT&T’s broadband business in November 2002.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64% and AOL Time Warner’s corresponding interest in the Series A and Residual Capital of TWE decreased by approximately 2.13% to approximately 72.36%. In accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” AOL Time Warner has reflected the pretax impact of the dilution of its interest in TWE of approximately $690 million as an adjustment to paid-in-capital.

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The TWE restructuring will result in the following: (i) AOL Time Warner will acquire complete ownership of TWE’s content assets (including Warner Bros. and Home Box Office, which will become separate, wholly owned subsidiaries of the Company); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash, which the Company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component.

      Based upon its controlling voting interest in Time Warner Cable Inc., AOL Time Warner will consolidate the results of Time Warner Cable Inc. for accounting purposes. At the closing of the restructuring, it is anticipated that Time Warner Cable Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity. Subject to market conditions, AOL Time Warner plans to conduct an initial public offering of Time Warner Cable Inc. soon after the restructuring. It is anticipated that the first $2.1 billion raised in any such offering would be used to repay Time Warner Cable Inc.’s debt incurred to fund the $2.1 billion cash

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its stake in Time Warner Cable Inc.

      TWE, a Delaware limited partnership, classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming. TWE also manages the cable properties wholly-owned by AOL Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

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

Basis of Presentation

Restructuring of TWE-Advance/Newhouse and Road Runner Partnerships

      Prior to August 1, 2002, the TWE-Advance/Newhouse Partnership (“TWE-A/N”) was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N were consolidated by AOL Time Warner and TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of AOL Time Warner and TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly-owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE and TWE-A/N). TWE’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002 (the “Debt Closing Date”), resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). The restructuring is anticipated to be completed by the end of 2002, upon the receipt of certain regulatory approvals. On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, TWE has deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while AOL Time Warner retains all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed in December 2002.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner acquired Advance/Newhouse’s interest in Road Runner, thereby increasing TWE’s ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, TWE recognized a non-cash pretax gain of approximately $1.2 billion, which related to the difference between the carrying value of TWE’s interest in the Advance/Newhouse Systems and the fair value of TWE’s acquired interest in the non-Advance/Newhouse Systems. The gain was mitigated because a portion of TWE’s investment in TWE-A/N, relating to AOL Time Warner, was recently adjusted to fair value as part of purchase accounting for the Merger. The gain is included as part of discontinued operations in the accompanying consolidated statement of operations for year ended December 31, 2002.

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

Discontinued Operations

      The Company’s results of operations have been adjusted to reflect the results of the Advance/Newhouse Systems as a discontinued operation for all periods presented herein. For 2002, for the six months ended June 30, 2002 (e.g., the most recent reported period prior to the deconsolidation), the net impact of the deconsolidation of these systems was a reduction of Cable’s previously reported revenues, EBITDA and operating income of $715 million, $333 million and $206 million, respectively. For the year ended December 31, 2001, the net impact of the deconsolidation of these systems was a reduction of Cable’s revenues, EBITDA and operating income of $1.247 billion, $571 million and $313 million, respectively. For the year ended December 31, 2000, the net impact of the deconsolidation of these systems was a reduction of the Cable segment’s previously reported revenues, EBITDA and operating income of $1.058 billion, $484 million and $256 million, respectively. In addition, during 2002, the Company recognized a non-cash pretax gain of $1.2 billion relating to the restructuring. As of December 31, 2001, the Advance/Newhouse Systems had current assets and total assets of approximately $64 million and $2.7 billion, respectively, and current liabilities and total liabilities of approximately $210 million and $963 million, respectively, including debt assumed on the Debt Closing Date.

New Accounting Principles

Cumulative Effect of Change in Film Accounting Principle

      In June 2000, TWE adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films” (“SOP 00-2”). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE’s previous policy of first capitalizing

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets.

      TWE adopted the provisions of SOP 00-2, retroactively to the beginning of 2000. As a result, TWE’s net income includes a one-time, non-cash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the Financial Accounting Standards Board (“FASB”) Staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement and EITF 01-14 was effective for TWE in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts TWE’s Cable segment. As a result of applying the guidance of EITF 01-14, TWE’s revenues and costs presented herein were retroactively increased by an equal amount of $196 million in 2001 and $171 million in 2000.

Accounting for Goodwill and Other Intangible Assets

      During 2001, FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, the Company completed its initial impairment review and recorded a $21.763 billion non-cash pretax charge for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 2).

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional non-cash charge of $2.355 billion, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $2.355 billion charge reflects a reduction in the carrying value of goodwill at the Cable segment and reflects current market conditions in the cable television industry, as evidenced by the decline in the stock prices of comparable cable television companies.

      The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance with respect to any debt covenants.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPE’s) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. The Company anticipates that the adoption of FIN 46 will not result in a material impact to TWE.

Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended beginning December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements, however, the Company has modified its disclosures herein as provided for in the new standard.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of FAS 146 will have a material impact on the Company’s consolidated financial statements.

Multiple Element Arrangements

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s consolidated financial statements.

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF 02-16 to have a material impact on the Company’s consolidated financial statements.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures herein as required.

Asset Retirement Obligations

      In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 became effective for TWE in the first quarter of 2002. The provisions of FAS 143 did not have a material impact on TWE’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 became effective for TWE in the first quarter of 2002. The provisions of FAS 144 did not have a material impact on TWE’s consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on TWE’s consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest (“subsidiaries”), as if TWE and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 15).

      Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when TWE owns between 20% and 50% of the investee. However, in certain circumstances, TWE’s ownership percentage exceeds 50% but TWE accounts for the investment using the equity method because the minority

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders hold certain rights which allow them to participate in the day-to-day operations of the business. Under the equity method, only TWE’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWE’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the Company’s ownership in an investee is in the form of a preferred security or otherwise senior security, TWE’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the net book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

      Investments in companies in which TWE does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and investments accounted for at cost are included in income when declared.

      The effect of any changes in TWE’s ownership interests resulting from the issuance of capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

      TWE has certain accounts receivable facilities that provide for the accelerated receipt of cash on available accounts receivables and licensing contracts. These securitization transactions are accounted for as a sale in accordance with FAS 140 because the Company relinquished control of the receivables. Since the Company has relinquished control over these receivables and does not control the Qualifying SPE that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of the Company.

Investment Impairments

      The Company’s investments are comprised of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than- temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Foreign Currency Translation

      The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, are included in the accompanying statement of partnership capital as a component of accumulated other comprehensive income (loss).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivable, film inventory and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of home video product in the filmed entertainment industry are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting. Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, and investments may change based on actual results and other factors.

Revenues and Costs

Cable

      Cable revenues are principally derived from video and high speed data subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues, including advertising purchased by programmers, are recognized in the period that the advertisements are exhibited. Video programming costs are recorded as the services are provided. Launch fees received by the Company from programming vendors are recognized as a reduction of expense over the life of the related programming arrangement. Fees received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses in the period such reimbursement are received.

Networks

      Network revenues are primarily derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay cable services during one or more availability periods (“programming costs”) generally are recorded as inventory when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

Filmed Entertainment

      Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

      Television films and series are initially produced for the broadcast networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

      License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as “backlog.”

      Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire Time Warner in 2001, including Time Warner’s interest in TWE, was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years, which approximated the use of the film-forecast method. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale, film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

Barter Transactions

      TWE enters into transactions that exchange advertising for advertising. Such transactions are recorded at the estimated fair value of the advertising received or given in accordance with the provisions of the EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” In addition, TWE enters into transactions that exchange advertising for products and services, which are accounted for similarly. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used. Barter transactions are not material to the Company’s consolidated statement of operations for all periods.

Multiple-Element Arrangements

      TWE enters into transactions where it is purchasing a product, service or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, TWE will, at times, simultaneously negotiate for the sale of advertising to the cable network. This arrangement may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, TWE looks to the guidance contained in the following authoritative literature.

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and
•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      TWE measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If TWE is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less amounts paid. The accounting for these transactions requires significant judgments and estimates, which are further discussed in Critical Accounting Policies.

Advertising Costs

      TWE expenses advertising costs for theatrical and television product as incurred in accordance with AICPA SOP 00-2. In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” other advertising costs, including advertising associated with the launch of new cable channels and products, are expensed upon the first exhibition of the advertisement. Advertising expense was $1.8 billion in 2002, $1.5 billion on historical basis in 2001 and $1.3 billion in 2000.

Cash and Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivative and Financial Instruments

      Effective July 1, 1998, TWE adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on TWE’s consolidated financial statements (Note 12).

      The carrying value of TWE’s financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 7) and certain differences relating to investments accounted for at cost and other financial instruments that are not significant (Note 5). The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures and other equipment. For cable television plant upgrades and cable converters and modems, depreciation is provided generally over useful lives of 16 and 3-5 years, respectively. Property, plant and equipment consists of:

	December 31,

	2002	2001

	(millions)
Land and buildings	$895	$923
Cable television equipment	7,695	8,769
Furniture, fixtures and other equipment	1,356	1,252

Less accumulated depreciation	(2,305)	(2,371)

Total	$7,641	$8,573

      The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Goodwill and Other Intangible Assets

      As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a non-cash charge against future results of operations. As of January 1, 2001, in connection with the Merger, the intangible assets of Time Warner, including the significant value of internally generated intangible assets of TWE to the extent acquired, were recorded at fair value on AOL Time Warner’s and TWE’s consolidated balance sheets. However, increases in the fair value of TWE’s intangible assets to the extent they weren’t acquired in the Merger or increases in the fair value or creation of intangible assets related to TWE businesses subsequent to the consummation of the Merger, are not reflected on AOL Time Warner’s or TWE’s consolidated balance sheet.

      As discussed previously, FAS 142, which became effective on January 1, 2002, required that goodwill and certain other intangible assets deemed to have an indefinite useful life cease amortization. As a result, a

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial portion of the Company’s goodwill and intangible assets, including cable and television franchises and brands and trademarks cease amortizing. However, TWE continues to amortize intangible assets that are deemed to have a finite useful life, including film and television libraries and customer lists which are amortized over weighted average useful lives of 17 and 5 years, respectively. Amortization of goodwill and intangible assets was $150 million in 2002, $2.668 billion in 2001 and $503 million in 2000. Accumulated amortization of goodwill and intangible assets at December 31, 2002 was $2.175 billion, $3.859 billion in 2001 and $4.445 billion in 2000.

      TWE periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash flows attributable to the asset less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates, which is further discussed under Critical Accounting Policies.

Income Taxes

      As a Delaware limited partnership, TWE is generally not subject to U.S. federal and state income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recorded as a reduction of goodwill.

Stock-Based Compensation

      AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 11).

      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of TWE equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner, nor charged to TWE. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

      As previously discussed, in 2002 the FASB issued FAS 148. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002.

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, TWE’s allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Net income, as reported	$(21,219)	$(1,032)	$229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(297)	(69)	(146)

Pro forma net income	$(21,516)	$(1,101)	$83

Comprehensive Income (Loss)

      Comprehensive income (loss), which is reported on the accompanying consolidated statement of partnership capital as a component of accumulated other comprehensive income (loss), consists of net income (loss) and other gains and losses affecting partners’ capital that, under accounting principles generally accepted in the United States are excluded from net income (loss). For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary sets forth the components of other comprehensive income (loss) accumulated in partners’ capital:

	Foreign	Net	Derivative	Unfunded	Accumulated
	Currency	Unrealized	Financial	Accumulated	Other
	Translation	Gains (Losses)	Instrument	Benefit	Comprehensive
	Losses	on Securities	Losses	Obligation	Income (Loss)

	(In millions)
Balance at December 31, 2000	$—	$—	$—	$—	$—
2001 activity	1	(7)	—	—	(6)

Balance at December 31, 2001	1	(7)	—	—	(6)
2002 activity	35	9	(21)	(183)	(160)

Balance at December 31, 2002	$36	$2	$(21)	$(183)	$(166)

Reclassifications

      Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2002 presentation.

2.     GOODWILL AND INTANGIBLE ASSETS

      As discussed in Note 1, in January 2002, TWE adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter.

      Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 13 — Segment Information. This methodology differs from TWE’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

      Upon adoption of FAS 142 in the first quarter of 2002, TWE recorded a one-time, noncash charge of $21.763 billion to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using either a discounted cash flow methodology, market comparisons or recent comparable transactions or a combination thereof.

      The $21.763 billion goodwill impairment is associated solely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to the entity as a whole be assigned to all of the Company’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, effective January 1, 2002, $6.857 billion of the goodwill generated in the Merger, which was previously allocated to the TWE segments, has been reallocated on a relative fair value basis to other segments of AOL Time Warner.

      During the fourth quarter of 2002, the Company performed its annual impairment review for goodwill and other intangible assets and recorded an additional charge of approximately $2.355 billion, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $2.355 billion is reflective of the overall decline in market values and includes charges to reduce the carrying value of goodwill at the Cable segment.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate $2.355 billion charge at the Cable segment reflects current market conditions in the cable television industry, as evidenced by the decline in the stock prices of comparable cable television companies.

      A summary of changes in the Company’s goodwill during the year ended 2002, and total assets at December 31, 2002, by business segment is as follows (millions):

	Goodwill
						Total Assets
	January 1,	Acquisitions &	Cumulative Effect of	4th Quarter	December 31,	December 31,
	2002(a)(b)	Adjustments(d)	Accounting Change	Impairment	2002	2002

Cable	$19,048	$75	$(16,768)	$(2,355)	$—	$29,990
Filmed Entertainment	6,165	6	(2,851)	—	3,320	13,276
Networks(c)	8,934	20	(2,144)	—	6,809	10,240
Corporate	—	—	—	—	—	849

Total	$34,147	$101	$(21,763)	$(2,355)	$10,129	$54,355

(a)	Reflects the reallocation of goodwill of $6.857 billion to other segments of AOL Time Warner under FAS 142.
(b)	In addition to the goodwill identified above, AOL Time Warner has recognized goodwill associated with deferred tax liabilities related to TWE’s assets and liabilities. Neither the deferred tax liabilities nor the corresponding goodwill are recorded in TWE’s standalone financial statements because TWE is generally not subject to U.S. Federal income taxation.
(c)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).
(d)	Includes goodwill created in acquisitions consummated in 2002 as well as adjustments to TWE’s preliminary purchase price allocation for several acquisitions consummated in 2001.

    The impairment charges are non-cash in nature and do not affect the Company’s liquidity or result in the non-compliance of any debt covenants.

      The Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of December 31, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Film library	$2,529	$(276)	$2,253	$2,529	$(138)	$2,391
Customer lists and other intangible assets	193	(105)	88	204	(131)	73

Total	$2,722	$(381)	$2,341	$2,733	$(269)	$2,464

Intangible assets not subject to amortization:
Cable television franchises (b)	$21,685	$(1,256)	$20,429	$21,911	$(1,644)	$20,267
Brands, trademarks and other intangible assets	2,150	(61)	2,089	2,150	(61)	2,089

Total	$23,835	$(1,317)	$22,518	$24,061	$(1,705)	$22,356

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.

(b)	The change in cable television franchises primarily relates to the restructuring of TWE-A/N, which resulted in the deconsolidation of the gross and accumulated amortization balances relating to the cable television franchise intangible assets of the Advance/Newhouse Systems. The decline in the gross balance was offset in part by the increase in the carrying value of Comcast’s indirect interest in TWE-A/N as part of the restructuring.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The Company recorded amortization expense of $150 million for the year ended 2002 compared to $2.668 billion for the year ended of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $149 million; 2004: $144 million; 2005: $183 million; 2006: $183 million; and 2007: $144 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

      During the year ended of 2002, the Company acquired the following intangible assets (in millions):

		Weighted Average
		Amortization Period

Other intangible assets subject to amortization	$27	10-15 years
Cable television franchises not subject to amortization (a)	890	Indefinite

Total	$917

(a)	The increase in cable television franchises primarily relates to the increase in the carrying value of Comcast’s interest in TWE-A/N as part of a restructuring of that partnership.

    The 2001 and 2000 results on a historical basis do not reflect the provisions of FAS 142. Had TWE adopted FAS 142 on January 1, 2000, the historical net income (loss) would have been changed to the adjusted amounts indicated below:

	Year Ended

	December 31, 2001	December 31, 2000

	(millions)
	Net income	Net income
	(loss)	(loss)

As reported — historical basis	$(1,032)	$229
Add: Goodwill amortization	1,673	119
Add: Intangible amortization	853	324
Add: Equity investee goodwill amortization	133	44
Discontinued operations	41	62

Adjusted	$1,668	$778

3.     MERGER-RELATED COSTS

America Online-Time Warner Merger

      In connection with the Merger, TWE has reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, TWE recorded a restructuring liability of $301 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities at TWE, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

      Of the total restructuring costs, $107 million related to work force reductions and represented employee termination benefits. Employee termination costs occurred across most TWE business units and ranged from senior executives to line personnel. The number of employees initially identified to be involuntarily terminated or relocated approximated 1,600. As of December 31, 2002, approximately 800 of the terminations had occurred. The remaining 800 terminations are no longer expected to occur. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee has been terminated

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(generally for periods up to 24 months). Employee termination payments of $19 million were made in 2001 and $29 million were made in 2002. In addition during 2002, there were non-cash reductions in the restructuring accrual of $36 million, as actual employee termination payments were less than amounts originally estimated. As of December 31, 2002, the remaining liability of approximately $23 million was classified as a current liability in the accompanying consolidated balance sheet.

      The restructuring charge also includes approximately $194 million associated with exiting certain activities. Specifically, TWE has exited certain under-performing operations, including the Studio Stores operations included in the Filmed Entertainment segment. The restructuring accrual associated with exit activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were approximately $88 million in 2001 and $80 million were paid in 2002. In addition, there were non-cash reductions in the restructuring accrual of approximately $11 million, as actual termination payments were more than amounts originally estimated. As of December 31, 2002, the remaining liability of $37 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      Selected information relating to the restructuring plans follows (in millions):

	Employee
	Termination	Exit Costs	Total

Initial accruals	$107	$194	$301
Cash paid — 2001	(19)	(88)	(107)

Restructuring liability as of December 31, 2001	$88	$106	$194
Cash paid — 2002	(29)	(80)	(109)
Noncash reductions(a) — 2002	(23)	(2)	(25)

Restructuring liability as of December 31, 2002	$36	$24	$60

(a)	Noncash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

Restructuring Costs

      During the year ended December 31, 2002, TWE incurred and accrued other restructuring costs of $13 million that related to work force reductions and represented employee termination benefits. The number of employees expected to be terminated was approximately 210. As of December 31, 2002, substantially all the terminations had occurred. The severed employees spanned the major departments and divisions of TWE and ranged from senior executives to line personnel. As of December 31, 2002, $2 million has been paid against these accruals. The remaining $11 million is primarily classified as a current liability in the accompanying consolidated statement of operations.

4.     CABLE-RELATED TRANSACTIONS AND INVESTMENTS

Restructuring of TWE-Advance/Newhouse and Road Runner Partnership

      Prior to August 1, 2002, the TWE-A/N was owned approximately 64.8% by TWE, the managing partner, 33.3% by the Advance/Newhouse Partnership (“Advance/Newhouse”) and 1.9% indirectly by AOL Time Warner. The financial position and operating results of TWE-A/N were consolidated by TWE, and the partnership interest owned by Advance/Newhouse was reflected in the consolidated financial statements of TWE as minority interest. In addition, prior to August 1, 2002, Road Runner, a high-speed cable modem Internet service provider, was owned by TWI Cable Inc. (a wholly owned subsidiary of AOL Time Warner), TWE and TWE-A/N, with AOL Time Warner owning approximately 65% on a fully attributed basis (i.e.,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after considering the portion attributable to the minority partners of TWE and TWE-A/N). AOL Time Warner’s interest in Road Runner was accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse.

      On June 24, 2002, TWE and Advance/Newhouse agreed to restructure TWE-A/N, which, on August 1, 2002, (the “Debt Closing Date”) resulted in Advance/Newhouse assuming responsibility for the day-to-day operations of certain TWE-A/N cable systems serving approximately 2.1 million subscribers located primarily in Florida (the “Advance/Newhouse Systems”). On the Debt Closing Date, Advance/Newhouse and its affiliates arranged for a new credit facility, which is independent of and not guaranteed by AOL Time Warner, to support the Advance/Newhouse Systems and assumed and repaid approximately $780 million of TWE-A/N’s senior indebtedness. As of the Debt Closing Date, Advance/Newhouse assumed responsibility for the day-to-day operations of the Advance/Newhouse Systems. As a result, TWE has deconsolidated the financial position and operating results of these systems. Additionally, all prior period results associated with the Advance/Newhouse Systems, including the historical minority interest allocated to Advance/Newhouse’s interest in TWE-A/N, have been reflected as a discontinued operation for all periods presented. Under the new TWE-A/N Partnership Agreement, effective as of the Debt Closing Date, Advance/Newhouse’s partnership interest tracks only the economic performance of the Advance/Newhouse Systems, including associated liabilities, while TWE retains all of the economic interests in the other TWE-A/N assets and liabilities. The restructuring was completed on December 31, 2002.

Road Runner Restructuring

      The high-speed online businesses of Time Warner Cable and AT&T were managed in a separate venture (“Road Runner”) in which the common equity interests were collectively owned 68.6% by TWI Cable Inc., TWE and TWE-A/N and 31.4% by AT&T. In addition, Microsoft Corp. and Compaq Computer Corp. each owned a preferred equity interest in Road Runner that was convertible into a 10% common equity interest (the “Preferred Equity Interests”). In December 2000, Time Warner announced that the ownership of Road Runner would be restructured. As a result of the restructuring, TWE recognized a one-time restructuring charge of $35 million in 2000 related to employee severance and payments to terminate contracts. This charge is included in other expense, net, in the accompanying consolidated statement of operations. Subsequent to the restructuring, Road Runner was owned by TWI Cable Inc., TWE and TWE-A/N, with TWE owning approximately 68% on a fully attributed basis (i.e., after considering the portion attributable to the minority partners of TWE-A/N). As of December 31, 2001, TWE’s interest in Road Runner continued to be accounted for using the equity method of accounting because of certain approval rights held by Advance/Newhouse, a partner in TWE-A/N.

      As previously discussed, as part of the restructuring of TWE-A/N, on the Debt Closing Date, AOL Time Warner effectively acquired Advance/Newhouse’s attributable interest in Road Runner, thereby increasing its ownership to approximately 82% on a fully attributed basis. As a result of the termination of Advance/Newhouse’s minority rights in Road Runner, TWE has consolidated the financial position and results of operations of Road Runner with the financial position and results of operations of TWE’s Cable segment. As permitted under generally accepted accounting principles, the Company has consolidated the results of Road Runner retroactive to the beginning of 2002.

      In connection with the TWE-A/N restructuring, TWE recognized a non-cash pretax gain of approximately $1.2 billion. The gain was calculated as the difference between the fair value received in the restructuring (e.g., TWE’s increased economic interest in the TWE-A/N cable systems remaining under the management of TWE) and the carrying value surrendered (e.g. the carrying value of TWE’s interest in the Advance/Newhouse Systems). In order to determine fair value, in addition to internal analysis, the Company obtained an appraisal from an independent valuation firm. The gain was mitigated because a portion of TWE’s investment in TWE-A/N that related to AOL Time Warner’s interests was recently adjusted to fair value as

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of purchase accounting for the Merger. The gain is included as part of discontinued operations in the accompanying consolidated statement of operations for year ended December 31, 2002.

Cable Television System Joint Ventures

      Time Warner Cable has a 50% interest in a number of unconsolidated cable television systems that served an aggregate 1.6 million subscribers and had combined debt of approximately $2.1 billion as of December 31, 2002. Unconsolidated cable television joint ventures include AOL Time Warner’s investment in Texas Cable Partners, L.P., (“Texas Cable”) which as of December 31, 2002 served approximately 1.2 million subscribers, and Kansas City Cable Partners (“Kansas City Cable”), which as of December 31, 2002 served approximately 306,000 subscribers. As of December 31, 2002, Texas Cable and Kansas City Cable had outstanding debt of approximately $1.764 billion (including $268 million due to TWE) and $399 million, respectively.

5.     INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

     TWE’s investments, including available-for-sale securities consist of:

	December 31,

	2002	2001

	(millions)
Equity method investments	$2,345	$2,084
Cost-method investments	16	13
Fair-value method investments, including derivative instruments	142	211

Total	$2,503	$2,308

(a)	The fair value of TWE’s cost-method and fair-value investments, including equity derivative instruments, was approximately $158 million at December 31, 2002, and $224 million at December 31, 2001.

Investment Writedowns

      The carrying value of the Company’s investments in its unconsolidated cable television system joint ventures was adjusted upward in the Merger by over $1 billion. During 2002, the value of these investments experienced a decline in value and during the fourth quarter, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $363 million to reduce the carrying value of certain investments to fair value. In determining fair value, the Company considered the per subscriber valuation of consolidated cable television systems that was used to determine the goodwill impairment charge at the Cable segment in the fourth quarter of 2002, as well as per subscriber valuations of unrelated cable television companies.

Equity-Method Investments

      At December 31, 2002, investments accounted for using the equity method and the voting ownership percentage held by TWE on a fully attributed basis included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures and certain international cable and programming joint ventures (generally 25-50% owned) and Courtroom Television Network LLC (50% owned). In 2001 and 2000, equity investee information was additionally provided for Road Runner, which is no longer accounted for under the equity

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting as of December 31, 2002. A summary of combined financial information as reported by the equity investees of TWE is set forth below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Operating Results:
Revenues	$2,143	$1,701	$1,589
Operating income (loss)	322	(58)	33
Net income (loss)	149	(183)	(260)

Balance Sheet:
Current assets	415	356	352
Total assets	3,570	3,464	3,103
Current liabilities	632	599	1,067
Long-term debt	2,065	2,108	2,018
Total liabilities	2,886	2,904	3,170
Total shareholders’ equity or partners’ capital	684	560	(67)

      The above table represents the combined financial information of entities in which TWE has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the Company’s accompanying consolidated financial statements. Consistent with TWE’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, TWE has included approximately $2.345 billion in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, representing TWE’s investment in and amounts due to and from the equity investee. Similarly, the Company has recorded $24 million of income in other expense, net, in the accompanying consolidated statement of operations, representing the Company’s share in the pretax income (loss) of the investees.

      As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, TWE’s investments accounted for using the equity method of accounting were adjusted upward by approximately $1.6 billion, including over $1 billion relating to investments in certain cable television joint ventures. These adjustments, which approximate the difference between TWE’s carrying value in the investees and the Company’s underlying equity in the net assets of the investees, were amortized on a straight-line basis over a weighted-average useful life of 17 years. However, as discussed in Note 1, upon adoption of FAS 142 in the first quarter of 2002, AOL Time Warner ceased amortizing goodwill included in the carrying value of investments accounted for under the equity method of accounting.

Gains on Sale of Interest in CanalSatellite

      During 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in 2000 in connection with the 1999 sale of an interest in CanalSatellite. This gain has been included in other expense, net, in the accompanying consolidated statement of operations in 2000.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     INVENTORIES AND FILM COSTS

     Inventories and film costs consist of:

	December 31,

	2002	2001

	(millions)
Programming costs, less amortization	$1,314	$1,285
Merchandise	154	158
Film costs — Theatrical:
Released, less amortization	602	650
Completed and not released	94	285
In production	458	346
Development and pre-production	39	36
Film costs — Television:
Released, less amortization	160	123
Completed and not released	165	95
In production	69	59
Development and pre-production	5	2

Total inventories and film costs(a)	3,060	3,039
Less current portion of inventory(b)	871	852

Total noncurrent inventories and film costs	$2,189	$2,187

(a)	Does not include $2.253 billion and $2.391 billion of net film library costs as of December 31, 2002 and December 31, 2001, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 2.
(b)	Current inventory as of December 31, 2002 and December 31, 2001 is comprised of programming inventory at the Networks segment ($717 million and $694 million, respectively) and videocassettes and DVDs at the Filmed Entertainment segment ($154 million and $158 million, respectively).

    Excluding the Library, approximately 93% of unamortized film costs for released films is expected to be amortized within three years. Approximately $786 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-Term Debt

   Long-term debt consists of:

	Weighted
	Average				Outstanding Debt
	Interest Rate		2002	2002	at December 31,
	at December		Committed	Unused
	31, 2002	Maturities	Capacity	Capacity	2002	2001

					(millions)
Bank credit agreement debt and commercial paper programs(a)(b)	1.92%	2004-2007	$10,801	$6,645	$1,458	$2,290
Fixed-rate public debt	7.49%	2008-2033	3,394	—	3,394	4,011
Due to AOL Time Warner	1.53%	2004	2,084	—	2,084	1,734
Other fixed-rate obligations(c)	—	—	19	—	19	16

Total			16,298	6,645	6,955	8,051
Debt due within one year(d)			(8)	—	(8)	(2)

Total long-term debt			$16,290	$6,645	$6,947	$8,049

(a)	Committed capacity and unused capacity includes approximately $1.0 billion of cash and short-term investments less $211 million of outstanding letters of credit.
(b)	Portion of bank credit agreement and commercial paper program’s committed capacity can be used by non-TWE, AOL Time Warner segments. At December 31, 2002, approximately $2.7 billion of committed capacity was used by non-TWE segments.
(c)	Includes obligations under capital leases.
(d)	Debt due within one year relates to other fixed-rate obligations.

Bank Credit Agreements and Commercial Paper Programs

$10 Billion Revolving Credit Facilities

      In July 2002, AOL Time Warner, together with certain of its consolidated subsidiaries, entered into two new senior unsecured long-term revolving bank credit agreements with an aggregate borrowing capacity of $10 billion (the “2002 Credit Agreements”) and terminated two existing bank credit facilities with an aggregate borrowing capacity of $12.5 billion (the “Old Credit Agreements”), which were scheduled to expire during 2002. The 2002 Credit Agreements are comprised of a $6 billion five-year revolving credit facility and a $4 billion 364-day revolving credit facility, borrowings under which may be extended for a period up to two years following the initial term. The borrowers under the 2002 Credit Agreements are AOL Time Warner, TWE, TWE-A/N and AOL Time Warner Finance Ireland. The obligations of each of AOL Time Warner and AOL Time Warner Finance Ireland are guaranteed by America Online, Time Warner, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Companies, Inc. (“TW Companies”), directly or indirectly. The obligation of AOL Time Warner Finance Ireland is guaranteed by AOL Time Warner. Borrowings bear interest at specific rates, generally based on the credit rating for each of the borrowers, which is currently equal to LIBOR plus .625%, including facility fees of .10% and .125% on the total commitments of the 364-day and five-year facilities, respectively. In addition, the Company is required to pay an additional usage fee of .0625% if the two facilities in the aggregate have more than 33% outstanding and .125% if the facilities have more than 66% outstanding. The 2002 Credit Agreements provide same-day funding, multi-currency capability and letter of credit availability. They contain a maximum leverage ratio covenant of 5.0 times for each of TWE and TWE-A/N, but do not contain any credit ratings-based defaults or covenants, nor an ongoing covenant or representation specifically relating to a material adverse change in the Company’s financial condition or results of operations. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. As of December 31, 2002, $1.458 billion was

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under these facilities. As of December 31, 2001, $2.290 billion was outstanding under the Old Credit Agreements.

      In January 2003, the Company received unanimous approval to amend its 2002 Credit Agreements, effective upon closing of the TWE restructuring. The amendments will (i) replace the $50 billion net worth covenant in each of the credit facilities within the 2002 Credit Agreements with an interest coverage covenant of 2.0 times cash interest expense, (ii) remove TWE-A/N as a borrower under all the credit facilities and TWE as a borrower under the five-year revolving credit facility and (iii) divide the $4 billion 364-day revolving credit facility into a separate $2.5 billion revolving credit facility for AOL Time Warner and AOL Time Warner Finance Ireland and a $1.5 billion revolving credit facility for TWE (and TWC Inc. following any initial public offering of its stock or registered public issuance of its debt). Other terms of the 364-day credit facility were amended to reflect this bifurcation and the stand-alone nature of the $1.5 billion TWE credit facility. As part of the same consent, the maturity of the $1.5 billion TWE credit facility was extended from July 7, 2003 to January 7, 2004, while the length of the optional extension period was reduced from two years to one year.

Fixed-Rate Public Borrowings

      From 1992 through 1993, TWE had various public debt offerings. The maturities of these outstanding offerings ranged from 10 to 40 years and the interest rates range from 7.25% to 10.15%. At December 31, 2002 and 2001, the total debt outstanding from these offerings was approximately $3.394 billion and $4.011, respectively.

Debt Guarantees

      Each AOL Time Warner General Partner has guaranteed a pro rata portion of approximately $3.3 billion of TWE’s debt and accrued interest at December 31, 2002, based on the relative fair value of the net assets each AOL Time Warner General Partner (or its predecessor) contributed to TWE (the “AOL Time Warner General Partner Guarantees”). Such indebtedness is recourse to each AOL Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the majority consent of the holders of the notes and debentures to terminate the AOL Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the AOL Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition approximately $1.168 billion of TWE-A/N’s debt and accrued interest at December 31, 2002 has been guaranteed by TWI Cable Inc. and certain of its subsidiaries.

Interest Expense and Maturities

      Interest expense amounted to $426 million in 2002, $554 million in 2001 and $634 million in 2000. The weighted average interest rate on TWE’s total debt was 4.54% and 3.74% at December 31, 2002 and 2001, respectively. The Company recognized interest income of $25 million in 2002, $24 million in 2001 and $22 million in 2000.

      Annual repayments of long-term debt for the five years subsequent to December 31, 2002 consist of $2.370 billion due in 2004 and $1.167 billion due in 2007, all of which is bank debt. This includes all borrowings under the Bank Credit Agreement, as well as any commercial paper borrowings supported thereby. After 2007, no more than $1 billion matures in any one year. TWE has the intent and ability to continue to refinance its borrowings on a long-term basis through arrangements with AOL Time Warner.

Fair Value of Debt

      Based on the level of interest rates prevailing at December 31, 2002 and 2001, the fair value of TWE’s fixed-rate debt exceeded its carrying value by approximately $216 million in 2002 and $241 million in 2001.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Other Financing Arrangements

      From time to time, the Company enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. TWE employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. TWE is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provides direct security for the funding being provided. These facilities generally have relatively short-term maturities (1 to 5 years), which is taken into account in determining the maximum efficiency for the Company’s overall capital structure. The Company’s maturity profile of its outstanding debt and other financing arrangements is relatively long-term, with a weighted average maturity of approximately 10 years. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

      During 2002, TWE participated in two of AOL Time Warner’s accounts receivable securitization facilities that provided for the accelerated receipt of $800 million of cash on available accounts receivables, including a $350 million accounts receivable securitization facility that matured during the fourth quarter of 2002 and was not renewed. As of December 31, 2002, TWE had no unused capacity under its remaining facility. In connection with each of these securitization facilities, TWE sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because the Company relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the qualifying SPE, TWE receives cash, for which there is no obligation to repay, and an interest-bearing retained beneficial interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, TWE services the Pooled Receivables on behalf of the qualifying SPE. Income received by AOL Time Warner in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained beneficial interest, which has been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason, and because the accounts receivables underlying the retained ownership interest that are sold to the qualifying SPE are generally short term in nature, the fair value of the notes receivable approximated its carrying value at December 31, 2002 and at December 31, 2001. The retained beneficial interest related to the sale of Pooled Receivables to a qualifying SPE is reflected in account receivables, net on the Company’s consolidated balance sheet and was $481 million at December 31, 2002 and $416 million at December 31, 2001. In 2002, additional net proceeds received from TWE’s accounts receivable by utilizing its accounts receivable securitization programs were not material. In 2001 and 2000, additional net proceeds received from TWE’s accounts receivable by utilizing its accounts receivable securitization programs were $116 million and $174 million, respectively.

Backlog Securitization Facility

      TWE also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of December 31, 2002, TWE did not have any unused capacity under this facility.

      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on TWE’s accompanying consolidated balance sheet, related to the backlog securitization facility, was $500 million at December 31, 2002 and $442 million at December 31, 2001. Total filmed entertainment backlog contracts outstanding were approximately $3.2 billion at December 31, 2002 and approximately $3.8 billion at December 31, 2001.

Rating Triggers and Financial Covenants

      Each of the Company’s borrowing facilities discussed above, including financing arrangements with SPEs, contain customary covenants. A breach of such covenants in the bank credit agreement that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the facility and/or require immediate payment of outstanding debt. A breach of such covenants in the financing arrangements with SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on the Company for the receivables or backlog contracts previously sold. Additionally, in the event that the Company’s credit ratings decrease, the cost of maintaining the facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

      As of December 31, 2002 and through the date of this filing, the Company was in compliance with all covenants. Management does not foresee that the Company will have any difficulty complying with the covenants currently in place in the foreseeable future. As discussed in more detail in Note 1 to the accompanying consolidated financial statements, the Company recorded a non-cash charge of $21.763 billion upon adoption of FAS 142. In addition, TWE recorded a charge of $2.355 billion in the fourth quarter of 2002 to reduce the carrying value of goodwill. These charges did not result in a violation of any of the Company’s covenants.

      During 2003, the Company received unanimous consent from its bank group to amend its 2002 Credit Facilities. The amendment will, among other changes, replace the Company’s covenant to maintain at least $50 billion of GAAP net worth with an interest coverage covenant of 2.0 times cash interest expense. The amendment will be effective upon the closing of the TWE restructuring.

Film Sale-Leaseback Transactions

      From time to time the Company has entered into arrangements with investors in which certain films are sold and leased back. The sale-leaseback of the films allows the investors to claim certain international tax benefits of ownership of the film master negatives while the Company maintains control over all exploitation rights and privileges to the films. Such entities are capitalized with the investors’ capital and debt and the investors participate in all of the profits or losses of the entities. The present value to these entities of the future revenue streams attributable to these transactions is $1.3 billion as of December 31, 2002. The Company does not consolidate nor participate in the operating results of the entities. The Company retains certain proceeds of the transactions as consideration for entering into the sale-leaseback transactions, and records the considera-

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion received as a reduction of corresponding film costs. The benefit to the Company from these transactions that was recognized as a reduction to film cost amortization in 2002 totaled $47 million.

8.     INCOME TAXES

      Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Domestic	$(610)	$(951)	$811
Foreign	132	80	153

Total	$(478)	$(871)	$964

      As a partnership, TWE is generally not subject to U.S. federal, state or local income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Federal:
Current	$3	$3	$13
Deferred	8	3	(6)
Foreign:
Current(a)	138	106	139
Deferred	(9)	11	(11)
State and local:
Current	17	4	13
Deferred	—	—	9

Total income taxes	$157	$127	$157

(a)	Includes foreign withholding taxes of $81 million in 2002, $69 million in 2001 and $78 million in 2000.

    The financial statement basis of TWE’s assets exceeds the corresponding tax basis by approximately $37 billion at December 31, 2002, principally as a result of differences in goodwill and accounting for depreciable and amortizable assets for financial statement and income tax purposes.

9.     PARTNERS’ CAPITAL

Partnership Capital and Allocation of Income

      Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner, or its predecessor, based on the estimated fair value of the net assets each contributed to TWE (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital is not necessarily indicative of the fair value of the underlying priority capital interests, principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the AOL Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

      A summary of the priority of Undistributed Contributed Capital, AOL Time Warner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2002 and priority capital rates of return thereon is as set forth below:

			Priority
	Undistributed	Cumulative	Capital	% Owned
	Contributed	Priority	Rates of	by AOL
Priority of Undistributed Contributed Capital	Capital(a)	Capital	Return(b)	Time Warner	Comcast

	(billions)			(ownership%)
Series A Capital	$5.6	$22.0	13.00%	72.36%	27.64%
Series B Capital	2.9 (c)	11.4	13.25%	100.00%	—
Residual Capital	3.3 (c)	3.3 (d)	— (d)	72.36%	27.64%

(a)	Excludes partnership income or loss allocated thereto.

(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively.

(c)	The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

(d)	Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

    The Undistributed Contributed Capital generally is based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which also is based on the historical cost of contributed net assets.

      Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of 13.00% and 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

      TWE reported a net loss of $21.219 billion and $1.032 billion for the year ended December 31, 2002 and 2001, respectively. In 2002, this loss included a $21.763 billion non-cash charge related to the cumulative effect of an accounting change and a $2.355 billion impairment charge for goodwill, each of which was allocated from AOL Time Warner. In addition, in 2002 there was a $1.182 billion gain attributed to the minority partners of TWE in connection with the restructuring of TWE-A/N (Note 4). Because of the priority rights over allocations of income/loss and distributions of TWE held by the AOL Time Warner

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Partners, of the remaining $1.717 billion of TWE’s income, $1.488 billion was allocated to AOL Time Warner and $229 million was allocated to the minority partners of TWE, including $6 million of pretax gains attributable to Comcast that were recognized in connection with the sale or exchange of various cable television systems at TWE. For 2001, $1.015 billion of TWE’s net loss was allocated to AOL Time Warner and $17 million was allocated to the minority partners of TWE, net of $28 million of pretax gains attributable to Comcast that were recognized in connection with the sale or exchange of various cable television systems at TWE.

Capital Distributions

      The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the 2002 Credit Agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to its partners, subject to its individual compliance with the leverage ratio covenant contained therein.

      At December 31, 2002 and 2001, the AOL Time Warner General Partners had recorded $8 million and $446 million respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner common stock of $13.10 and $32.10, respectively. AOL Time Warner is paid when the options are exercised. The AOL Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 2002, the AOL Time Warner General Partners received distributions from TWE in the amount of $497 million, consisting of $473 million of tax-related distributions and $24 million of stock option related distributions. During 2001, the AOL Time Warner General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. In addition to the tax and stock option distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

10.     STOCK-BASED COMPENSATION PLANS

Effect of America Online-Time Warner Merger on Stock-Based Compensation Plans

      In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner’s stock option and restricted stock plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger.

Stock Option Plans

      AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by AOL Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a four-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner’s stock option plans been determined based on the fair

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value method set forth in FAS 123, TWE’s allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Net income, as reported	$(21,219)	$(1,032)	$229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(297)	(69)	(146)

Pro forma net income	$(21,516)	$(1,101)	$83

      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2000 reflect the impact of the announced Merger) used for grants to TWE employees in 2002, 2001 and 2000: dividend yields of 0% in all years; expected volatility of 52.9%, 59.3% and 46.3%, respectively; risk-free interest rates of 4.12%, 4.8% and 6.4%, respectively; and expected terms to exercise of .47 years after vesting for 2002 and 1.0 years after vesting for 2001 and 2000.

      The weighted average fair value of an option granted to TWE employees during the year was $9.62 in 2002, $25.38 in 2001 and $28.05 in 2000.

      A summary of stock option activity with respect to employees of TWE is as follows:

	Thousands	Weighted-Average
	of Shares	Exercise Price

Balance at December 31, 1999	67,209	$17.11
Granted	7,251	57.23
Exercised	(6,522)	13.53
Cancelled(a)	1,502	16.99

Balance at December 31, 2000	69,440	21.63
Granted(b)	37,200	46.13
Exercised	(10,800)	13.06
Cancelled(a)	(394)	40.19

Balance at December 31, 2001	95,446	31.98
Granted	21,790	25.19
Exercised	(2,185)	9.95
Cancelled(a)	(10,329)	35.56

Balance at December 31, 2002	104,722	$30.67

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from non-TWE AOL Time Warner segments.

(b)	In 2001, a special Founder’s Grant was issued to most individuals who were employees of TWE during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

	December 31,

	2002	2001	2000

	(thousands)
Exercisable	59,476	54,442	62,415

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/02	Life	Price	at 12/31/02	Price

	(thousands)			(thousands)
Under $10.	559	1.18	$8.58	559	$8.58
$10.01 to $15.00	29,389	2.76	$13.28	28,494	$13.29
$15.01 to $20.00	6,484	5.40	$16.74	4,412	$16.17
$20.01 to $30.00	22,979	8.08	$25.65	6,139	$23.03
$30.01 to $45.00	10,883	7.57	$37.96	6,292	$38.49
$45.01 to $50.00	26,806	7.91	$47.62	9,062	$47.36
$50.01 to $60.00	7,438	7.51	$56.18	4,384	$56.85
$60.01 to $90.00	184	7.25	$64.00	134	$64.00

Total	104,722	6.25 years	$30.67	59,476	$25.64

      TWE reimburses AOL Time Warner for the use of AOL Time Warner stock options on the basis described in Note 9.

11.     BENEFIT PLANS

      TWE and its subsidiaries have defined benefit pension plans covering most domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock whose value represents approximately 5% and 10% of fair value of plan assets at December 31, 2002 and 2001, respectively. After consummation of the Merger, participation in TWE’s defined benefit pension plans was limited to employees who previously participated in these plans. A summary of activity for TWE’s defined benefit pension plans is as follows:

	Years Ended
	December 31,

	2002	2001	2000

	(millions)
Components of Pension Expense
Service cost	$39	$36	$39
Interest cost	48	45	41
Expected return on plan assets	(50)	(46)	(48)
Net amortization and deferral	7	—	(12)

Total pension expense	$44	$35	$20

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$636	$538
Service cost	39	36
Interest cost	48	45
Actuarial loss	73	45
Benefits paid	(17)	(19)
Amendments to plan provisions	27	(9)
Impact of TWE-AN restructuring	(19)	—

Projected benefit obligation at end of year	$787	$636

Change in Plan Assets
Fair value of plan assets at beginning of year	$587	$506
Actual return on plan assets	(82)	(41)
Employer contribution	27	137
Benefits paid	(15)	(15)
Impact of TWE-AN restructuring	(21)	—

Fair value of plan assets at end of year(a)	496	587

Underfunded projected benefit obligation	(291)	(49)
Additional minimum liability(b)	(214)	(5)
Unrecognized actuarial (gain) loss(c)	333	130
Effects of settlement accounting	(7)	—
Unrecognized prior service cost	30	3

Prepaid (accrued) pension expense	$(149)	$79

(a)	Includes AOL Time Warner common stock of approximately 4 million in 2002 and 2001, respectively.
(b)	The additional minimum liability is primarily offset by a $183 million reduction of other comprehensive income and a $31 million intangible asset in the consolidated balance sheet.
(c)	Reflects primarily an actual loss on plan assets that significantly exceeded the assumed rate of return in 2002.

	December 31,

	2002	2001	2000

Weighted-Average Pension Assumptions
Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	9%	9%	9%
Rate of compensation increase	4.5%	4.5%	5%

      Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $67 million and $60 million as of December 31, 2002, respectively; and $34 million and $41 million as of December 31, 2001, respectively. As of December 31, 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $786 million, $644 million, and $494 million, respectively, for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

      Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $43 million in 2002, $36 million in 2001 and $36 million in 2000. Employees of TWE’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TWE employees also generally participate in certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $38 million in 2002, $35 million in 2001 and $38 million in 2000. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

Pension Funding Liability

      During the fourth quarter of 2002, the Company recorded a liability for the unfunded accumulated benefit obligation of approximately $90 million. This liability represents the excess of the accumulated benefit obligation under the Company’s qualified defined benefit pension plans over the fair value of the plans’ assets. In accordance with GAAP, this liability was established by a charge to shareholders’ equity, resulting in no effect to the accompanying consolidated statement of operations. In early 2003, the Company made cash contributions to plan assets of approximately $42 million, which resulted in a funded status of approximately 75% relative to the projected benefit obligation.

12.     DERIVATIVE INSTRUMENTS

      TWE participates in AOL Time Warner’s hedging program and uses derivative financial instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad and to manage equity price risk in the Company’s investment holdings. The following is a summary of TWE’s foreign currency risk management strategy and the effect of this strategy on TWE’s consolidated financial statements.

Foreign Currency Risk Management

      Foreign exchange contracts are used primarily by TWE to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen, and European currency, TWE hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period covers revenues expected to be recognized over the ensuing twelve-month period; however there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, TWE uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE’s foreign currency exposure. At December 31, 2002, TWE had effectively hedged approximately 75% of the estimated net foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the hedging period.

      TWE records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in partners’ capital (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of other expense, net, in TWE’s consolidated statement of operations.

      At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position, $811 million of the foreign exchange sale contracts and $732 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure. Included in TWE’s foreign currency exposure were net contracts for the sale of $73 million of Canadian dollars, $65 million of Japanese yen, $176 million of European currency and net contracts for the purchase of $203 million of the British pound. Of AOL Time Warner’s net sale contract position of $239 million of foreign currencies at December 31, 2001, $320 million of the foreign exchange sale contracts and $130 million of the foreign exchange purchase contracts related to TWE’s foreign currency exposure. Included in TWE’s foreign currency exposure were net contracts for the sale of $139 million of European currency, $51 million of Japanese yen, and net contracts for the purchase of $11 million of the British pound. TWE had deferred approximately $21 million of net losses on foreign exchange contracts at December 31, 2002, which is expected to be substantially recognized in income over the next twelve months. For the years ended December 31, 2002, 2001 and 2000, TWE recognized $9 million, $9 million and $12 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. AOL Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

13.     SEGMENT INFORMATION

      TWE classifies its business interests into three fundamental areas: Cable, consisting principally of interests in cable television systems; Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; and Networks, consisting principally of interests in cable television and broadcast network programming.

      Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets and amortization of goodwill and intangible assets (“EBITDA”). Additionally, the Company has provided a summary of operating income (loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and therefore, do not themselves impact consolidated results.

	Year Ended December 31,

	2002	2001	2000

	(millions)
Revenues(a)
Cable(b)	$5,907	$4,983	$4,314
Filmed Entertainment	7,682	6,889	6,609
Networks	3,413	3,024	2,723
Intersegment elimination	(577)	(554)	(468)

Total Revenues	$16,425	$14,342	$13,178

(a)	Revenues reflect the provisions of EITF 01-14 that were adopted by the Company in 2002, which require retroactive restatement of 2001 and 2000 results to reflect the new accounting provisions. As a result, the net impact of EITF 01-14 was to increase revenues and costs by equal amounts of $196 million for 2001 and reduce revenues and costs by an equal amount of $171 million in 2000.

(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, 2001, and 2000 the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported revenues of $715 million, $1.247 billion and $1.058 billion, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment Revenues

      In the normal course of business, the TWE segments enter into transactions with one another. The most common types of intercompany transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;
•	The Networks segment generating subscription revenues by selling cable network programming to the Cable segment;
•	The Cable and Networks segments generating advertising and commerce revenue by cross-promoting the products and services of all TWE segments.

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

	Year Ended December 31,

	2002	2001	2000

	(millions)
Intersegment Revenues:
Cable	$7	$2	$—
Filmed Entertainment	323	326	148
Networks	247	226	320

Total intersegment revenues	$577	$554	$468

	Year Ended December 31,

	2002	2001	2000

	(millions)
EBITDA(a)
Cable(b)	$2,333	$2,191	$1,960
Filmed Entertainment	844	691	585
Networks	849	703	512
Corporate	(84)	(78)	(75)

Total EBITDA	$3,942	$3,507	$2,982

(a)	EBITDA represents business segment operating income before non-cash depreciation of tangible assets and amortization of intangible assets. The impairment writedowns relating to goodwill and intangible assets were $2.355 billion for Cable. After deducting depreciation, amortization of intangible assets and impairment writedowns related to goodwill and intangible assets.. TWE’s operating income (loss) was $308 million in 2002, $(31) million on a in 2001 and $1.722 billion in 2000.

(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, 2001 and 2000 the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported EBITDA of $333 million, $571 million and $484, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(millions)
Depreciation of Property, Plant and Equipment
Cable(a)	$1,018	$747	$633
Filmed Entertainment	74	83	85
Networks	27	33	33
Corporate	10	7	6

Total depreciation	$1,129	$870	$757

(a)	The Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse systems for all periods presented. For 2002, 2001 and 2000, the net impact of the deconsolidation of these systems are a reduction of the Cable segment’s depreciation of $125 million, $218 million and $166 million, respectively.

	Year Ended December 31,

	2002	2001	2000

	(millions)
Amortization of Intangible Assets(a)
Cable(b)	$6	$1,900	$376
Filmed Entertainment	133	389	122
Networks	11	379	5

Total amortization	$150	$2,668	$503

(a)	Includes amortization relating to business combinations accounted for by the purchase method, substantially all of which arose in the merger of America Online and Time Warner in 2001.
(b)	The Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse systems for all periods presented. For 2002, 2001 and 2000, the net impact of the deconsolidation of these systems are a reduction of the Cable segment’s amortization of $2 million, $40 million and $62 million, respectively.

	Year Ended December 31,

	2002(a)	2001	2000

	(millions)
Operating Income (Loss)
Cable(b)	$(1,046)	$(456)	$951
Filmed Entertainment	637	219	378
Networks	811	291	474
Corporate	(94)	(85)	(81)

Total operating income (loss)	$308	$(31)	$1,722

(a)	Operating income (loss) in 2002 includes impairment write-downs related to goodwill of $2.355 billion for Cable.
(b)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, 2001 and 2000, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s previously reported operating income (loss) of $206 million, $313 million and $256 million, respectively.

    As discussed in Notes 2, when FAS 142 was initially applied, all goodwill recognized on the Company’s consolidated balance sheet on that date was reviewed for impairment using the new guidance. Before performing the review for impairment, the new guidance required that all goodwill deemed to relate to the entity as a whole be assigned to all of the Company’s reporting units (generally, the AOL Time Warner operating segments), including the reporting units of the acquirer. This differs from the previous accounting rules, which required goodwill to be assigned only to the businesses of the company acquired. As a result,

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.857 billion of the goodwill generated in the Merger originally allocated to the TWE segments was reallocated on January 1, 2002, to other segments of AOL Time Warner resulting in a change in segment assets. Following are TWE’s assets by business segment, reflecting the January 1, 2002 reallocation of goodwill in accordance with FAS 142:

      TWE’s assets have significantly increased since December 31, 2000 due to the consummation of the Merger and the allocation of the $147 billion cost to acquire Time Warner to the underlying net assets of Time Warner, including the net assets of TWE to the extent acquired, based on their respective estimated fair values. Any excess of the purchase price over estimated fair value of the net assets acquired was recorded as goodwill and allocated among AOL Time Warner’s business segments, including the business segments of TWE. As such, TWE’s assets by business segment are as follows:

	Year Ended December 31,

	2002	2001

	(millions)
Assets
Cable	$29,990	$56,694
Filmed Entertainment	13,276	16,375
Networks	10,240	11,212
Corporate(a)	849	777

Total Assets	$54,355	$85,058

(a)	Consists principally of cash, cash equivalents and other investments.

    Information as to TWE’s capital expenditures is as follows:

	Year Ended December 31,

	2002	2001	2000

	(millions)
Capital Expenditures
Cable(a)	$1,555	$1,467	$1,379
Filmed Entertainment	112	93	96
Networks	19	17	21
Corporate	3	27	16

Total Assets	$1,689	$1,604	$1,512

(a)	As a result of Advance/Newhouse assuming responsibility for the day-to-day operations of the Advance/Newhouse Systems in 2002, the Cable segment’s results reflect the deconsolidation of the operating results of the Advance/Newhouse Systems for all periods presented. For 2002, 2001 and 2000, the net impact of the deconsolidation of these systems is a reduction of the Cable segment’s capital expenditures of $206 million, $408 million and $414 million, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Because a substantial portion of TWE’s international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material. Information as to operations in different geographical areas is as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Revenues
United States	$13,131	$11,876	$10,790
United Kingdom	724	583	504
Japan	446	306	265
Germany	294	184	225
France	287	201	165
Canada	253	230	203
Other international	1,290	962	1,026

Total Revenues	$16,425	$14,342	$13,178

14.     COMMITMENTS AND CONTINGENCIES

Commitments

      TWE’s total rent expense amounted to $193 million in 2002, $225 million in 2001 and $240 million in 2000. The minimum net rental commitments under noncancellable long-term operating leases are: 2003-$144 million; 2004-$136 million; 2005-$131 million; 2006-$121 million; 2007-$114 million; and after 2007-$833 million. Additionally, TWE recognized sublease income of approximately $19 million in 2002 and as of December 31, 2002, the Company had future sublease income commitments of approximately $133 million.

      TWE’s minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $16.5 billion at December 31, 2002, which are payable principally over a five-year period. A summary of the Company’s firm commitments, including net operating leases and outstanding debt, and contingent commitments is as follows.

			2007
Firm Commitments and Outstanding Debt	2003	2004-2006	and thereafter	Total

	(millions)
Programming and production deals	$2,178	$5,076	$5,455	$12,709
Operating leases	144	388	947	1,479
Other firm commitments	163	57	10	230

Total firm commitments	$2,485	$5,521	$6,412	$14,418
Total principal outstanding on long-term debt	—	2,370	4,367	6,737

Total firm commitments and outstanding debt	$2,485	$7,891	$10,779	$21,155

Following is a description of TWE’s firm commitments at December 31, 2002:

•	The Networks segment (HBO and The WB Network) enters into agreements with movie studios to air movies they produce. In addition, the Cable segment enters into commitments to purchase programming from cable network providers to provide service to its subscribers (e.g. programming deals). The commitments represent an estimate of future programming costs based on per subscriber rates contained in contracts existing as of December 31, 2002 applied to the number of consolidated subscribers on that date. Such amounts are subject to variability based on changes in the number of future subscribers, the extension

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of existing contracts, and the entering into of new contracts. These arrangements are collectively referred to as programming production deals.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for the Company’s real estate and operating equipment in various locations around the world.

•	Other firm commitments include obligations to actors and directors. In addition, other firm commitments includes a payment of $128 million made in January 2003 to acquire an additional 11% interest in The WB Network.

		Expiration of Commitments

	Total			2007
Nature of Contingent Commitments	Commitments	2003	2004-2006	and thereafter

	(millions)
Guarantees	$2,637	$62	$444	$2,131
Letters of credit and other contingent commitments	170	8	1	161

Total contingent commitments	$2,807	$70	$445	$2,292

      Following is a description of the Company’s contingent commitments at December 31, 2002:

•	Guarantees include guarantees the Company has provided on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which TWE was or is a venture partner.

•	The Cable segment provides letters of credit for several of its joint ventures. Should these joint ventures default on their debts, TWE would be obligated to cover these costs to the extent of the letters of credit. In addition, the Company provides for letters of credit and surety bonds related to insurance premiums and the Cable segment provides for letters of credit and surety bonds that are required by certain local governments when cable is being installed.

Contingencies

      On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE filed on December 23, 2002. The petition is pending.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U. S. District Court for the Central District of California. Plaintiffs have named as defendants the Company, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U. S. District Court for the Southern District of New York. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit.

      The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

15.     RELATED PARTY TRANSACTIONS

Transactions with AOL Time Warner

      In the normal course of conducting their businesses, TWE has various transactions with AOL Time Warner and its subsidiaries. Under the provisions of the TWE partnership agreement, AOL Time Warner provides certain management services to TWE. For example, employees of TWE participate in various AOL Time Warner medical, stock option and other benefit plans, for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, AOL Time Warner provides TWE with certain corporate services, including accounting, tax, legal and administration, for which TWE pays a fee, which was established in the agreement.

      TWE has management services agreements with AOL Time Warner, pursuant to which TWE manages, or provides services to, the cable television systems owned by AOL Time Warner. The fee is based in part upon the number of AOL Time Warner cable television subscribers under management of TWE in relation to total AOL Time Warner and TWE subscribers. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE’s cable networks. Similarly, TWE’s cable television systems pay fees to AOL Time Warner for the right to carry cable television programming provided by AOL Time Warner’s cable networks.

      TWE’s Filmed Entertainment segment has various service agreements with AOL Time Warner’s Filmed Entertainment segment, pursuant to which TWE’s Filmed Entertainment segment provides certain management and distribution services for AOL Time Warner’s theatrical, television and animated product, as well as certain services for administrative and technical support.

      AOL Time Warner’s Networks segment has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, AOL Time Warner’s Music segment provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by AOL Time Warner’s Publishing segment.

      For the year ended December 31, 2002, the accompanying statement of operations includes revenue, cost of revenue and selling, general and administrative expenses from transactions with AOL Time Warner of $335 million, $197 million and $217 million, respectively. For the year ended December 31, 2001, revenue, cost of revenue and selling, general and administrative expenses from transactions with AOL Time Warner were $423 million, $175 million and $138 million, respectively. For the year ended December 31, 2000, revenue, cost of revenue, and selling, general and administrative expenses from transactions with AOL Time Warner were $264 million, $85 million and $95 million, respectively.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees

      In addition, the Company has transactions with certain unconsolidated investees accounted for under the equity method of accounting of both TWE and AOL Time Warner, generally with respect to sales of products and services in the ordinary course of business. Such transactions include the licensing of broadcast rights to film and television product by the Filmed Entertainment segment and the licensing of rights to carry cable television programming provided by the Cable Networks segment. For the year ended December 31, 2002, the accompanying statement of operations includes revenue and cost of revenue from the aforementioned transactions of $222 million and $125 million, respectively. For the year ended December 31, 2001, revenue and cost of revenue from the aforementioned transactions were $152 million and $190 million, respectively. For the year ended December 31, 2000, the accompanying statement of operations includes revenue and cost of revenues from the aforementioned transactions of $161 million and $123 million, respectively.

Transactions with Comcast

      The Company has also entered into various transactions with Comcast, a minority owner of TWE, and its subsidiaries, primarily related to the sale of programming to Comcast cable systems by the Networks segment. These transactions are executed on terms comparable to those of unrelated third parties. For the years ended December 31, 2002 and 2001, the accompanying statement of operations includes revenue from the aforementioned transactions of $378 million and $365 million, respectively. These amounts reflect transactions with only those cable systems in which Comcast had on ownership interest during the periods covered.

Other Transactions

      In addition to the above transactions in the normal course of business, in January 2003, the Company acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

16.     ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Cash payments made for interest	$(391)	$(554)	$(539)
Interest income received	10	27	24

Cash interest expense, net	$(381)	$(527)	$(515)

Cash payments made for income taxes, net	$(165)	$(174)	$(114)
Income tax refunds received	12	4	7

Cash taxes, net	$(153)	$(170)	$(107)

      Noncash investing activities in 2002, 2001 and 2000 included the exchange of certain cable television systems.

TIME WARNER ENTERTAINMENT COMPANY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net

      Interest expense, net, consists of:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Interest income	$25	$24	$22
Interest expense	(426)	(554)	(634)

Total interest expense, net	$(401)	$(530)	$(612)

Other Expense, Net

      Other expense, net, consists of:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Writedown of Cable television joint ventures	$(363)	$—	$—
Other investment activity, principally income (losses) from equity method investees	26	(353)	(135)
Losses on accounts receivable securitization programs	(18)	(25)	(59)
Gains on unconsolidated cable systems	—	39	—
Miscellaneous	(2)	(7)	(34)

Total other expense, net	$(357)	$(346)	$(228)

Other Current Liabilities

      Other current liabilities consist of:

	Years Ended
	December 31,

	2002	2001

	(millions)
Accrued expenses	$2,074	$1,940
Accrued compensation	292	275
Deferred revenues	301	350
Accrued income taxes	46	51

Total other current liabilities	$2,713	$2,616

REPORT OF INDEPENDENT AUDITORS

The Partners of

Time Warner Entertainment Company, L.P.

      We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. (“TWE”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of TWE’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2000 TWE changed its film accounting method and in 2002 TWE changed its method of accounting for goodwill and intangible assets.

ERNST & YOUNG LLP

New York, New York

January 29, 2003

TIME WARNER ENTERTAINMENT COMPANY, L.P.

SELECTED FINANCIAL INFORMATION

      The selected financial information for each of the five years in the period ended December 31, 2002 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical information prior to 2001 represent the financial results of TWE prior to the America Online — Time Warner merger. In addition, certain reclassifications have been made to conform to the 2001 presentation.

      The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of Road Runner, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

	Years Ended December 31,

Selected Operating Statement Information	2002	2001	2000	1999	1998

	(millions)
Revenues	$16,425	$14,342	$13,178	$12,434	$11,595
Depreciation and amortization	(1,279)	(3,538)	(1,260)	(1,568)	(1,618)
Operating income (loss)(a)	308	(31)	1,722	2,554	1,408
Interest expense, net(b)	(401)	(530)	(612)	(532)	(525)
Other income (expense), net(c)	(357)	(346)	(228)	976	(292)
Income (loss) before discontinued operations and cumulative effect of accounting change	(635)	(998)	807	2,878	414
Net income (loss)(d)	(21,219)	(1,032)	229	2,759	326

	Years Ended December 31,

Selected Balance Sheet Information	2002	2001	2000	1999	1998

	(millions)
Cash and equivalents	$1,012	$250	$306	$517	$87
Total assets	54,355	85,058	24,901	24,843	22,230
Debt due within one year	8	2	3	6	6
Long-term debt	6,947	8,049	7,108	6,655	6,578
Preferred stock of subsidiary	—	—	—	—	217
Time Warner General Partners’ Senior Capital	—	—	—	—	603
Partners’ capital	37,117	65,405	6,926	7,149	5,107

(a)	In 2002, includes non-cash charge of $2.355 billion relating to the impairment of goodwill at the Cable segment (Note 2). In 1999, includes pretax gains of approximately $215 million relating to the early termination and settlement of a long-term, home video distribution agreement and $897 million relating to the sale or exchange of certain consolidated cable television systems offset by a non-cash charge of $106 million relating to Warner Bros.’ retail stores.

(b)	Includes additional interest expense of approximately $26 million in 2000 related to the Six Flags litigation.

(c)	Includes pretax charge of $363 million in 2002 to reduce the carrying value of TWE’s investments in certain unconsolidated cable television joint ventures (Note 5) and pretax gains of $10 million in 2000, $40 million in 1999 and $30 million in 1998 relating to (i) the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, (ii) net pretax gains of approximately $65 million in 2000 and $97 million in 1999, principally related to the sale of an interest in CanalSatellite, (iii) a pretax charge of $24 million recognized in 2000 in connection with the Six Flags litigation, (iv) net pretax gains of approximately $1.080 billion in 1999 relating to the sale or exchange of certain unconsolidated cable television systems and investments and (v) a pretax charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar.

(d)	Includes a non-cash charge of $21.763 billion related to the cumulative effect of an accounting change in connection with the adoption of FAS 142. In 2000, includes a cumulative effect of accounting change of $524 million in connection with the adoption of a new film accounting standard.

TIME WARNER ENTERTAINMENT COMPANY, L.P.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

		Operating	Net Income
Quarter	Revenues	Income	(Loss)

	(millions)
2002(a)
1st	$3,717	$532	$(21,383)
2nd	4,247	645	483
3rd	3,935	612	1,655
4th	4,526	(1,481)	(1,974)
Year	16,425	308	(21,219)
2001(b)
1st	$3,320	$(98)	$(350)
2nd	3,396	(42)	(232)
3rd	3,559	19	(241)
4th	4,067	90	(209)
Year	14,342	(31)	(1,032)

(a)	TWE’s net loss in 2002 has been affected by certain significant transactions and nonrecurring items. These items consisted of (i) a non- cash charge of $21.763 billion in the first quarter to reduce the carrying value of goodwill upon adoption of FAS 142 (Note 1), (ii) a non-cash pretax charge of $2.355 billion in the fourth quarter to reduce the carrying value of goodwill and other intangible assets (Note 1), (iii) a non-cash charge of $363 million in the fourth quarter to reduce the carrying value of TWE’s investment in certain unconsolidated cable television system joint ventures that experienced other-than-temporary declines in market value (Note 5) and (iv) discontinued operations net of tax of $(1) million in the first quarter, $2 million in the second quarter and $112 million in the third quarter, thereby aggregating $113 million for the year, to reflect the results of the Advance/Newhouse Systems (Note 1).

(b)	TWE’s net loss in 2001 has been affected by a certain significant transaction and nonrecurring item. This item consisted of discontinued operations net of tax of $(10) million in the first quarter, $(9) million in the second quarter, $(10) million in the third quarter and $(10) million in the fourth quarter, thereby aggregating $(39) million for the year, to reflect the results of the Advance/Newhouse Systems (Note 1).

TIME WARNER ENTERTAINMENT COMPANY, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to			Balance At
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

	(millions)
2002:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$500	$221	$(182	)(a)	$539
Reserves for sales returns and allowances	410	1,029	(800	)(b)	639

Total	$910	$1,250	$(982)		$1,178

2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$359	$262	$(121	)(a)	$500
Reserves for sales returns and allowances	318	606	(514	)(b)	410

Total	$677	$868	$(635)		$910

2000:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$290	$158	$(89	)(a)	$359
Reserves for sales returns and allowances	378	448	(508	)(b)	318

Total	$668	$606	$(597)		$677

(a)	Represents uncollectible receivables charged against the reserve.
(b)	Represents returns or allowances applied against the reserve.

TWE GENERAL PARTNERS

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc.’s (“WCI”) and American Television and Communications Corporation’s (“ATC”), (collectively, the “General Partners”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of the General Partners’ businesses, as well as recent developments that have occurred during 2002 that the General Partners believe are important in understanding results of operations, as well as to anticipate trends in those operations.

•	Results of operations. This section provides an analysis of WCI’s results of operations for all three years presented in the accompanying consolidated statement of operations. WCI is the only General Partner with independent business operations; therefore, the results of ATC are not discussed. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of WCI’s cash flows, as well as a discussion of WCI’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2002. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund WCI’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the General Partners manage exposure to potential loss arising from adverse changes in foreign currency exchange rates and changes in the market value of investments.

•	Critical accounting policies. This section discusses those accounting policies that are considered important to the General Partners’ financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the General Partners’ significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, business or financial results of the General Partners or its business segments and how certain forward-looking statements made by the General Partners in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

Description of Business

      On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Cable Networks and Cable businesses to Time Warner Entertainment Company, L.P. (“TWE”), a Delaware limited partnership, for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees”), (See Note 9). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. WCI and ATC are the two remaining general partners of TWE. They have succeeded to the

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners.

      WCI conducts substantially all of AOL Time Warner Inc.’s (“AOL Time Warner” or the “Company”) music operations, including interests in recorded music, music publishing and CD and DVD manufacturing. These music operations include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investments in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”). The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, TBS and Time Warner Telecom.

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

Use of EBITDA

      WCI, the only General Partner with independent business operations, evaluates operating performance based on several factors, including its primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). WCI considers EBITDA an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. In addition, EBITDA eliminates the considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets recognized in business combinations accounted for by the purchase method. As such, the following comparative discussion of the results of operations of WCI includes, among other factors, an analysis of changes in EBITDA. However, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the U.S. In addition, EBITDA should not be used as a substitute for the General Partners’ various cash flow measures (e.g., operating cash flow), which are discussed in detail under “Financial Condition and Liquidity.”

Recent Developments

Investment in Time Warner Entertainment Company, L.P.

      Prior to the change in ownership relating to the exercise of an option by AT&T Corp. (“AT&T”), which is discussed below, the General Partners in the aggregate held 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies held, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital of TWE

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of their interests in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital (Note 5). During the third quarter of 2002, TW Companies’ 10.90% interest in TWE was transferred to WCI and ATC, increasing WCI’s and ATC’s interest in the Series A and Residual Capital of TWE to 41.88% and 30.48%, respectively. AT&T’s interest in TWE was acquired by Comcast Corp. (“Comcast”) upon consummation of the merger of Comcast and AT&T’s broadband business in November 2002.

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The restructuring will result in the following: (i) WCI will acquire complete ownership of TWE’s content assets (including Warner Bros., the Warner Bros. Library and Home Box Office, which will become separate, wholly owned subsidiaries of WCI); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash, which the Company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component. The 1% direct interest and $2.4 billion preferred interest in TWE, as well as, part of AOL Time Warner’s ownership interest in WCI, will be held through ATC.

      Based upon its 89.3% controlling voting interest in TWC Inc., AOL Time Warner will consolidate the results of TWC Inc. for accounting purposes. WCI will account for its interest in TWC Inc. under the equity method of accounting. ATC will account for its common and preferred interests in TWE at cost. At the closing of the restructuring, it is anticipated that TWC Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity, including the $2.4 billion preferred interest held by AOL Time Warner. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of TWC Inc. common stock during 2003. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to repay TWC Inc.’s debt incurred to fund the $2.1 billion cash payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its interest in TWC Inc. (Note 5).

Sale of Columbia House

      In June 2002, AOL Time Warner and Sony Corporation of America each sold 85% of their respective 50% interest in the Columbia House Company Partnerships (“Columbia House”) to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale resulted in WCI recognizing a pretax gain of approximately $97 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations. In addition, WCI has deferred an approximate $5 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As part of the transaction, AOL Time Warner, including WCI, will continue to license music and video product to Columbia House for a five-year period (Note 7).

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Acquisition of Word Entertainment

      In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations. During the third quarter of 2002, WCI exchanged 20% of its interest in Word to Curb Records, for non-cash consideration of equal value.

RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

America Online-Time Warner Merger

      As a result of the Merger, the accompanying historical operating results and financial condition reflect the allocation of the estimated $147 billion cost to acquire Time Warner to its underlying net assets, including the net assets of WCI and ATC. In addition, the historical operating results and financial condition reflect reclassifications to conform to AOL Time Warner’s 2001 financial statement presentation.

New Accounting Principles

      In the first quarter of 2002, the General Partners adopted new accounting guidance in several areas, which impacted the comparability of WCI’s and ATC’s financial results and are discussed below.

New Accounting Standard for Goodwill and Other Intangible Assets

      During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, WCI and ATC completed their impairment review and recorded non-cash pretax charges of $18.962 billion and $9.603 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. Approximately $14 billion of WCI’s charge and all of ATC’s charge was the result of goodwill impairment charges recorded at TWE and certain other AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. These charges reflect overall market declines since the Merger was announced in January 2000, are non-operational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note 1).

      During the fourth quarter of 2002, WCI and ATC performed their annual impairment reviews for goodwill and other intangible assets. As a result, WCI recorded an additional non-cash charge of $1.499 billion which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $1.499 billion charge at WCI includes a $646 million charge to reduce the carrying value of goodwill and an $853 million charge to reduce the carrying value of other intangible assets of WCI’s music operations, which reflects declining valuations in the music industry, primarily due to the negative effects of piracy.

      In addition, the General Partners recognized a $1.572 billion charge at WCI and $1.146 billion charge at ATC relating to goodwill impairment charges at TWE, due to decreasing valuations of TWE’s cable systems, as evidenced by the decline in the stock prices of comparable cable television companies. These charges are

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

included in equity in pretax income (loss) of TWE, in the accompanying consolidated statement of operations. The impairment charges are non-cash in nature and do not affect the General Partners’ liquidity.

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for the General Partners in the first quarter of 2002 and required retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification impacts WCI. As a result of applying the guidance of EITF 01-14, WCI’s revenues and costs presented herein were increased by an equal amount of $152 million in 2001 and $155 million in 2000.

Emerging Issues Task Force Issue No. 01-09

      In April 2001, the EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses being reflected as a reduction of revenues. This change in revenue classification impacts WCI. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs presented herein were reduced by an equal amount of $45 million in 2001 and $35 million in 2000.

Significant Transactions and Other Items Affecting Comparability

      As more fully described herein and in the related footnotes, the comparability of WCI’s and ATC’s operating results has been affected by significant transactions and other items in each period.

      For the year ended December 31, 2002, these items included (i) merger and restructuring costs of approximately $8 million at WCI (Note 4), (ii) a non-cash charge of $1.499 billion to reduce the carrying value of goodwill and other intangible assets at WCI, which is included as a component of operating income (loss) and excludes a $1.572 billion charge representing WCI’s share of TWE’s goodwill and other intangible assets impairment (Note 3), (iii) non-cash pretax charges of approximately $446 million at WCI and approximately $244 million at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including non-cash pretax charges of approximately $356 million at WCI and $244 million at ATC to reduce the carrying value of their respective investments in Time Warner Telecom, an equity investee (Note 7), and (iv) an approximate $97 million gain in the second quarter on the sale of a portion of WCI’s interest in Columbia House (Note 7).

      For the year ended December 31, 2001, these items included (i) merger and restructuring costs of approximately $37 million at WCI (Note 4) and (ii) non-cash pretax charges of approximately $676 million at WCI and $372 million at ATC to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, including non-cash pretax charges of approximately $542 million at WCI and $372 million at ATC to reduce the carrying value of their respective investments in Time Warner Telecom, an equity investee (Note 7).

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the year ended December 31, 2000, these items included (i) merger and restructuring costs of approximately $18 million (Note 4), (ii) a non-cash pretax charge of approximately $115 million to reduce the carrying value of WCI’s investment in the Columbia House (Note 7) and (iii) a non-cash pretax charge of $337 million for WCI and $227 million for ATC related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

      Set forth below is a discussion of the results of operations and financial condition of WCI, the only General Partner with independent business operations.

2002 vs. 2001

      Revenues. WCI’s revenues increased to $4.205 billion in 2002, compared to $4.036 billion in 2001. Revenues increased primarily due to the impact of the acquisition of Word Entertainment in January 2002, lower provisions for returns due to improved experience, increases in DVD manufacturing volume, and the positive effect of changes in foreign currency exchange rates on international revenues, offset in part by the ongoing weakness in the worldwide music industry and lower DVD manufacturing prices. Industry-wide worldwide music sales continue to be negatively impacted by the effects of piracy, which is expected to continue in the future. In addition, downward pressure on DVD manufacturing pricing could negatively affect future manufacturing revenues and profits. As of December 31, 2002, WCI’s music operations had year-to-date domestic album market share of 17.0%, compared to 16.8% at December 31, 2001.

      EBITDA. WCI’s EBITDA increased to $471 million in 2002 from $382 million in 2001. The improvement in EBITDA is due primarily to higher revenues, the impact of various cost-saving and restructuring programs and lower marketing and bad debt expense, partially offset by higher artist and repertoire costs.

      Amortization Expense. WCI’s amortization expense decreased to $175 million in 2002 from $836 million in 2001. The amortization expense in 2001 primarily reflected amortization of goodwill and other intangible assets recorded in the Merger. The decrease in amortization expense in 2002 was due to the adoption of FAS 142, which resulted in goodwill and certain intangible assets ceasing to be amortized, offset in part by the amortization of finite lived intangibles acquired as part of the purchase of Word Entertainment in January 2002. In the first quarter of 2003 the Company reassessed the useful life of its music publishing copyrights and record catalog and concluded that such lives should be decreased from 20 years to 15. The impact of this change is expected to increase amortization expense by approximately $50 million per year.

      Operating Loss. WCI’s operating loss increased to $1.325 billion in 2002 compared to $551 million in 2001. The increase in operating loss is due primarily to a $1.499 billion goodwill and other intangible asset impairment charge, offset in part by an increase in EBITDA and a decrease in amortization expense due to the adoption of FAS 142.

      Equity in the Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was $(427) million in 2002, compared to $(969) million in 2001. TWE’s pretax loss decreased in 2002 as compared to 2001 principally due to a decrease in amortization expense due to the adoption of FAS 142, and an increase in EBITDA, offset in part by a non-cash charge of $2.355 billion to reduce the carrying value of goodwill, as well as an increase in depreciation expense. WCI’s equity in the pretax income (loss) of TWE also includes a charge of $1.572 billion representing WCI’s share of TWE’s goodwill and other intangible assets impairment charge.

      Interest Expense, Net. WCI’s interest expense, net, was $59 million in 2002 compared to $25 million in 2001. The increase was principally the result of a loan received from AOL Time Warner in conjunction with the purchase of IPC Group Limited.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Other Income (Expense), Net. WCI’s other income (expense), net was $(308) million in 2002, compared to $(1.088) billion in 2001. The decrease was principally due to lower losses from certain investments accounted for under the equity method of accounting and a decrease in losses related to investment write-downs.

      Income Tax (Expense) Benefit. The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income of TWE.

      Net Income (Loss). WCI’s net loss increased to $21.001 billion in 2002 from $2.259 billion in 2001 due to the cumulative effect of adopting FAS 142 of $18.962 billion and a $1.499 billion goodwill and intangibles impairment charge, offset in part by a decrease in the amortization of intangibles as a result of the adoption of FAS 142.

2001 vs. 2000

      Revenues. WCI had revenues of $4.036 billion compared to revenues of $4.268 billion in 2000. Revenues decreased primarily due to the negative effect of changes in foreign currency exchange rates on international music operations and lower industry-wide recorded music sales. Despite the industry-wide sales decline, WCI’s music operations increased its domestic market share to 16.8%, coming in second place for the year in total industry sales.

      EBITDA. WCI’s EBITDA decreased to $382 million from $512 million. The decrease in EBITDA principally related to the reduction in revenues, higher marketing costs, including the cost of promoting new artists, higher provisions for bad debts, reflecting the difficult industry-wide retail environment and higher merger-related costs. This was offset in part by higher income from DVD manufacturing operations and lower artist royalty costs driven by the lower revenues.

      Amortization Expense. WCI’s amortization expense increased to $836 million in 2001 from $241 million in 2000 as a result of goodwill and other intangible assets recorded in 2001 in connection with the Merger.

      Operating Income (Loss). WCI had operating income (loss) of $(551) million in 2001 compared to $188 million in 2000. The decline in operating income was principally related the amortization of goodwill and other intangible assets recorded in connection with the Merger.

      Equity in the Pretax Income (Loss) of TWE. WCI’s equity in the pretax income (loss) of TWE was $(969) million in 2001, compared to $539 million in 2000. TWE’s pretax income decreased in 2001 as compared to 2000 principally due to the impact of the Merger and the application of the purchase method of accounting, which resulted in increased amortization of goodwill and other intangible assets recorded in connection with the Merger, including the amortization of goodwill included in the carrying value of investments accounted for under the equity method of accounting, which is recorded in TWE’s other expense, net.

      Interest Expense, Net. WCI’s interest expense, net, was $25 million in 2001 compared to $3 million in 2000. The increase was principally the result of the recognition of the accretion of interest associated with a long-term liability for artist contracts, which was established as a result of the Merger and the application of the purchase method of accounting.

      Other Income (Expense), Net. WCI’s other income (expense), net, was $(1.088) billion in 2001, compared to $(188) million in 2000. The increase was principally due to an increase in losses related to investment write-downs and higher losses from certain investments accounted for under the equity method of accounting. The losses from equity method investments primarily relate to the amortization of goodwill and

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

intangible assets associated with these investments, which were adjusted upward in connection with the Merger.

      Income Tax (Expense) Benefit. The relationship between income before income taxes and income tax expense for the General Partners is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income of TWE.

      Net Income (Loss). WCI had net income (loss) of $(2.259) billion in 2001 compared to $44 million in 2000. The decrease primarily relates to a decrease in WCI’s equity in the pretax income of TWE, an increase in losses related to investment write-downs, higher losses from certain investments accounted for under the equity method of accounting and higher amortization expense, offset in part by a $337 million non-cash pre-tax charge recorded in 2000 related to the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard and a decrease in income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

December 31, 2002

Current Financial Condition

      WCI had $26.0 billion of equity at December 31, 2002, compared to $57.4 billion of equity at December 31, 2001. WCI had no borrowings outstanding to TW Companies under its revolving credit agreement at the end of either period. As discussed in more detail below, management believes that WCI’s operating cash flow, cash and equivalents, and borrowing availability under its revolving credit agreement with TW Companies are sufficient to fund its capital and liquidity needs for the foreseeable future without cash distributions from TWE above those permitted by existing agreements.

      ATC had $15.0 billion of equity at December 31, 2002, compared to $28.3 billion at December 31, 2001. Although ATC has no independent operations, it is expected that additional tax-related and other distributions from TWE, as well as availability under ATC’s revolving credit agreement with TW Companies, will continue to be sufficient to satisfy ATC’s obligations with respect to its tax sharing agreement with TW Companies for the foreseeable future.

Cash Flows

Operating Activities

      In 2002, WCI’s cash provided by operations amounted to $609 million and reflected $471 million of EBITDA, $294 million of distributions received from TWE, $189 million of net income tax refunds ($223 million of which was received from AOL Time Warner under a tax-sharing agreement), less a $345 million increase in other working capital requirements. In 2001, WCI’s cash provided by operations of $477 million reflected $382 million of EBITDA, $188 million of distributions from TWE, $225 million of net income tax refunds ($297 million of which was received from AOL Time Warner under a tax-sharing agreement), less $318 million related to an increase in other working capital requirements.

Investing Activities

      Cash used by investing activities increased to $312 million in 2002, compared to $228 million in 2001 as a result of a decrease in proceeds received from the sale of investments.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Financing Activities

      Cash used by financing activities increased to $337 million in 2002 from $245 million in 2001 as a result of an increase in amounts due to TW Companies offset in part by decreased dividend payments.

      WCI and ATC have no claims on the assets and cash flows of TWE except through the payment of certain reimbursements and cash distributions. In 2002, the General Partners received an aggregate $497 million of distributions from TWE, consisting of $473 million of tax-related distributions and $24 million of stock option related distributions. In 2001, the General Partners received an aggregate $317 million of distributions from TWE, consisting of $53 million of tax-related distributions and $264 million of stock option related distributions. Of such aggregate distributions, WCI received $294 million in 2002 and $188 million in 2001, and ATC received $203 million in 2002 and $129 million in 2001.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Available Financial Capacity

      At December 31, 2002, WCI had total committed capacity, defined as maximum available borrowings under its debt agreement with TW Companies, of approximately $1 billion. Of this committed capacity, approximately $1 billion was available to fund future contractual obligations, none of which was outstanding as debt. In addition, WCI has a liability to AOL Time Warner of $887 million as a result of the IPC acquisition, which occurred during the fourth quarter of 2001.

Other Financing Arrangements

      From time to time, WCI, through AOL Time Warner, enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable. WCI employs these financing arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. WCI is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment. For more detail, see Note 17 to the accompanying consolidated financial statements. As of December 31, 2002, WCI’s other financing arrangements consisted of an accounts receivable securitization facility which had committed capacity of $450 million, including amounts that can be used by non-WCI, AOL Time Warner segments. As of December 31, 2002, WCI had outstanding utilization under the facility of $450 million and no unused capacity.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the General Partners during the third quarter of 2003. Although the Company has not completed its review, the General Partners anticipate that the adoption of FIN 46 will not have a significant impact on their respective financial statements.

Rating Triggers and Financial Covenants

      The General Partners source of funding is generally through participation in AOL Time Warner’s bank credit agreements and financing arrangements with SPEs. Each of the AOL Time Warner’s bank credit agreements and financing arrangements with SPEs, contain customary covenants. A breach of such covenants

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in the bank credit agreements that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate payment of any outstanding debt. A breach of such covenants in the financing arrangements in SPEs that continues beyond any grace period can constitute a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on AOL Time Warner or WCI for the receivables previously sold. Additionally, in the event that AOL Time Warner’s credit ratings decrease, the cost of maintaining its bank credit agreements and facilities and of borrowing increases and, conversely, if the ratings improve, such costs decrease.

      As of December 31, 2002 and through the date of this filing, AOL Time Warner was in compliance with all covenants. Management does not foresee that AOL Time Warner will have any difficulty complying with the covenants currently in place in the foreseeable future.

Contractual and Other Obligations

Firm Commitments

      In addition to the above financing arrangements, WCI has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, WCI is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements or make payments to music artists for future album deliveries. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

      The following table summarizes separately WCI’s firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on WCI’s liquidity and cash flow in future periods. It should be noted that there are a number of firm commitments made by WCI in the normal course of business, the following table represents the more significant of those firm commitments. WCI expects to fund these commitments with operating cash flow generated in the normal course of business.

			2007 and
Nature of Firm Commitments	2003	2004-2006	thereafter	Total

	(millions)
Talent contracts	$109	$329	$109	$547
Net operating leases	55	175	120	350
Letter of credit and other firm commitments	10	11	—	21

Total firm commitments	$174	$515	$229	$918

     Contingent Commitments

      From time to time, WCI enters into certain contractual arrangements that require WCI to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments were not significant as of December 31, 2002.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the General Partners’ consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the General Partners have modified its disclosures herein as required.

Equity Method Investments

      Except for the guarantee of TWE’s debt, as discussed in Note 9 to the accompanying consolidated financial statements, the General Partners do not guarantee the debt of any of their investments accounted for using the equity method of accounting. However, for certain of these investments, WCI expects to continue to provide funding in excess of amounts currently invested.

MARKET RISK MANAGEMENT

      Market risk for WCI includes the potential loss arising from adverse changes in market rates and prices, such as, foreign currency exchange rates and changes in the market value of investments.

Foreign Currency Risk

      AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen, and European currency, AOL Time Warner hedges a portion of its, TWE’s and WCI’s combined foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of WCI’s estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period. The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars, therefore, the hedging period covers a fifteen month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI’s foreign currency exposure. At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $ 1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract position, $613 million of foreign exchange sale contracts and $430 million of foreign exchange purchase contracts related to WCI’s foreign currency exposure, including net contracts for the sale of $90 million of Japanese yen and $252 million of European Currency and net contracts for the purchase of $153 million of the British pound. This compared to contracts for the sale of $448 million and the purchase of $400 million of foreign currencies for WCI at December 31, 2001, including net contracts for the sale of $146 million of Japanese yen, and net contracts for the purchase of $28 million of European currency and $62 million of the British pound.

      Based on AOL Time Warner’s outstanding foreign exchange contracts related to WCI’s exposure at December 31, 2002, each 5% devaluation of the U.S. dollar would result in approximately $9 million of net unrealized losses on contracts. Conversely, a 5% appreciation of the U.S. dollar would result in approximately $9 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The General Partners are exposed to market risk as it relates to changes in market value of their investments. The General Partners invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the companies operate. These securities, which are classified in “Other investments” on the accompanying consolidated balance sheet, include investments accounted for using the equity method of accounting, investments in private securities and equity derivative instruments. As of December 31, 2002, WCI had approximately $58 million of investments accounted for at cost, primarily relating to private equity securities, approximately $96 million of available-for-sale securities and approximately $4.199 billion of investments accounted for using the equity method of accounting. As of December 31, 2002, substantially all of ATC’s investments consisted of investments accounted for using the equity method of accounting.

      Over the last three years, the General Partners experienced significant declines in the value of certain investments. As a result, WCI has recorded non-cash pretax charges of $446 million in 2002, $676 million in 2001 and $115 million in 2000 and ATC has recorded non-cash pretax charges of $244 million in 2002, $372 million in 2001 and $0 in 2000. These charges were primarily to reduce the carrying value of certain publicly traded and privately held investments and investments accounted for using the equity method of accounting that had experienced other–than-temporary declines in value. While the General Partners have recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the General Partners’ portfolios may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 7 to the accompanying consolidated financial statements for additional discussion.

CRITICAL ACCOUNTING POLICIES

      The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The General Partners believe the following represent the critical accounting policies of the General Partners as contemplated by FRR 60. As noted in the following discussion, such critical policies may relate directly to either WCI only or both of the General Partners. In addition, since a substantial portion of WCI’s and ATC’s results are derived from their investments in TWE, a discussion of some of the critical accounting policies impacting TWE has been included. Any impact on TWE’s pretax income would impact WCI’s and ATC’s equity in pretax income (loss) of TWE. For a summary of all of the General Partners’ significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

Accounting for Goodwill and Other Intangible Assets

      During 2001, the FASB issued FAS 142, which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the General Partners obtain appraisals from independent valuation firms. In addition, to the use of independent valuation firms, the General Partners perform internal valuation analyses, and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      During the first quarter of 2002, upon adoption of FAS 142, WCI and ATC completed their initial impairment reviews and recorded non-cash pre-tax charges of $18.962 billion and $9.603 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. During the fourth quarter of 2002, WCI and ATC performed their annual impairment reviews for goodwill and other intangible assets and recorded an additional charge of $646 million to reduce the carrying value of goodwill, as well as a charge to reduce the carrying value of brands and trademarks owned by WCI ($853 million). The $18.962 billion and $9.603 billion charges are reflected as a cumulative effect of an accounting change and the $646 million and $853 million charges are reflected as a component of operating income in the accompanying consolidated statement of operations. These charges are non-operational and non-cash in nature and do not affect the General Partners’ liquidity.

      Consistent with FRR 60, WCI has provided sensitivity analysis in instances when such analysis is meaningful. As previously discussed, WCI’s $646 million goodwill impairment charge recognized in the fourth quarter of 2002, reflected the fair value of WCI as of December 31, 2002. Assuming an increase in the fair value of WCI of 10% would have reduced WCI’s goodwill impairment charge by $307 million. Assuming a decline in fair value of 10% would not impact the amount of goodwill impairment because the carrying amount of goodwill was reduced to zero as a result of the actual fourth quarter impairment charge. This analysis does not consider any potential impairments relating to indefinite lived intangibles.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Merger Accounting

      The merger of America Online and Time Warner has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $147 billion to acquire Time Warner was allocated to the underlying net assets, including the net assets of TWE and the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the Merger was consummated, AOL Time Warner valued the purchase price to acquire Time Warner based upon the fair value of the AOL Time Warner shares issued in the Merger on the Merger’s announcement date. Due to beneficial market conditions existing at that time, this resulted in a significantly higher purchase price and recorded goodwill than if the purchase price had been valued based upon AOL Time Warner shares on the Merger’s consummation date.

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ — the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, AOL Time Warner used the one-year period following the consummation of the Merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that require more judgment in determining fair values and useful lives is intangible assets. To assist in this process, AOL Time Warner obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

Investments

      The General Partners’ investments comprise of fair value investments, including available-for-sale securities, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the General Partners in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below the General Partner’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

      The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the General Partners’ portfolio. Similarly, the General Partners experienced significant declines in the value of certain privately held investments, restricted securities and investments accounted for using the equity method of accounting. As a result, the General Partners recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $446 million in 2002, $676 million in 2001 and $115 million in 2000 for WCI, and are included in other income (expense), net in the accompanying consolidated statement of operations. These charges were approximately $244 million in 2002, $372 million in 2001 and $0 million in 2000 for ATC, and are included in other income (expense), net in the accompanying consolidated statement of operations. The portion of the above charges relating to publicly traded securities was $433 million in 2002, $599 million in 2001 and $0 in 2000 for WCI and $244 million in 2002, $372 million in 2001 and $0 in 2000 for ATC. A detail of the application of the General Partners’ investment impairment policy over the last three years is provided in Note 7.

      While the General Partners have recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the General Partners’ portfolios may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. As of December 31, 2002, the General Partners had one investment for which the fair value of the investment was below carrying value, but the Company had determined that the decline in value was temporary. Assuming that the fair values of this investment remains at its current levels, and assuming no change in any qualitative factors regarding this investment, the General Partners would expect to record an additional impairment charge of approximately $1 million over the first six months of 2003.

Accounting for Artist Advances

      Another area of judgment affecting reported net income is management’s estimate of the recoverability of artist advances. The recoverability of those assets is based on management’s forecast of anticipated revenues from the sale of future and existing music. In determining whether those amounts are recoverable, management evaluates the current and past popularity of the artists, the initial commercial acceptability of the product, the current and past popularity of the genre of music, that the product is designed to appeal to, and other relevant factors. Based on this information, management expenses the portion of such advances that it believes is not recoverable.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Revenue and Cost Recognition

      There are two areas related to revenue and cost recognition which incorporate significant judgment and estimates by management — the accounting for multiple-element arrangements and the amortization of film costs resulting from the determination of revenue ultimates under the film accounting rules.

Multiple-Element Transactions

Multiple-Element transactions within WCI and TWE fall broadly into two categories:

1.	Contemporaneous purchases and sales. In these transactions, WCI or TWE is selling a product or service to a customer and at the same time purchasing goods or services from that customer or making an investment in the customer; and

2.	Sales of multiple products or services. In these transactions, WCI or TWE is selling multiple products or services to a counterparty.

Contemporaneous Purchases and Sales

      In the normal course of business, WCI or TWE enters into transactions where it is purchasing a product, service or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, TWE will, at times, simultaneously negotiate for the sale of advertising to the cable network. This arrangement may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, WCI or TWE looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      WCI or TWE measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If WCI or TWE is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less the amounts paid that can be supported. For example, if TWE sells advertising to a customer for $10 million in cash and contemporaneously enters into an arrangement to acquire software for $2 million from the same customer, but fair value for the software cannot be reliably determined, TWE would limit the amount of revenue recognized related to the advertising sold to $8 million. As another example, if TWE sells advertising to a customer for $10 million in cash and contemporaneously invests $2 million in the equity of that same customer, but fair value for the equity investment is only determined to be $1 million, TWE would limit the amount of revenue recognized related to the advertising sold to $9 million. Accordingly, the judgments made in accounting for these arrangements impact the period revenues, expenses and net income over the term of the contract.

      In applying the above guidance, one of the key judgments is determining the fair value of the respective elements. In determining the fair value of the respective elements, the WCI and TWE refer to quoted market prices, historical transactions or comparable cash transactions. For example, in determining the fair value of a non-publicly traded equity security purchased at the same time WCI or TWE sells a good or a service to an investee, WCI or TWE would look to what other investors who do not have other contemporaneous transaction, have paid in the most recent round of financings with the investee. If the investment is publicly traded, fair value would be determined by reference to quoted market prices. In addition, the stated terms of a transaction are considered to be at fair value to the extent that price protection in the form of “most favored nation” clauses or similar contractual provisions has been received.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Finally, in a contemporaneous purchase and sale transaction, evidence of fair value for one element of a transaction will provide support for the fair value of the other element of a transaction. For example, if TWE sells advertising to a customer and contemporaneously invests in the equity of that same customer, evidence of the fair value of the investment would implicitly support the fair value of the advertising sold since there are only two elements in the arrangement.

Sales of Multiple Products or Services

      WCI’s and TWE’s policy for revenue recognition in instances where there are multiple elements being sold at the same time to the same counterparty is in accordance with the Frequently Asked Question Guide on SAB 101 and is similar to the principles underlying the recently finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Specifically, if WCI or TWE enters into sales contracts for the sale of multiple products or services, then they evaluate whether they have objective fair value evidence for each element of the transaction. If objective fair value evidence for each element of the transaction exists, then each element of the transaction is accounted for independently as it is being delivered based on the relevant revenue recognition accounting policies. However, if the objective fair value for one or more elements of the transaction are unable to be determined, WCI generally recognizes advertising revenue on a straight line-basis over the term of the agreement.

Filmed Entertainment Revenues and Costs

      An aspect of TWE’s film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced and the related costs are being capitalized, it is necessary for TWE’s management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and thus requires an immediate write off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly the recognition of participants and residuals is recognized based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      TWE’s Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theatres at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period. Since the total film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization.

Gross Versus Net Revenue Recognition

      In the normal course of business, WCI acts an intermediary or agent with respect to certain payments received from third parties. For example, WCI distributes music product (e.g., CDs and DVDs) on behalf of third party record labels, TWE distributes films on behalf of independent film producers and TWE collects taxes on behalf of franchising authorities.

      The accounting issue encountered in these arrangements is whether WCI and TWE should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether the revenue is recorded on a gross or net basis. For example, if WCI distributes a CD to a wholesaler for $15 and passes $10 to the third party record label, should WCI record gross revenue from the wholesaler of $15 and $10 of expenses or should they record the net revenues they keep of $5? In either case, the impact on operating income is $5.

      Determining whether revenue should be reported gross or net is based on an assessment of whether WCI is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent WCI is acting as a principal in a transaction, WCI reports as revenue the payments received on a gross basis. To the extent WCI is acting as an agent in a transaction it reports as revenue the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether WCI is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

      In determining whether WCI serves as principal or agent in these arrangements WCI follows the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, WCI serves as the principal in transactions in which it has substantial risks and rewards of ownership. The indicators that WCI has substantial risks and rewards of ownership are as follows:

•	WCI is the supplier of the products or services to the customer;
•	WCI has general inventory risk for a product before it is sold;
•	WCI has latitude in establishing prices;
•	WCI has the contractual relationship with the ultimate customer;
•	WCI modifies the product purchased to meet the ultimate customer specifications;
•	WCI has discretion in supplier selection; and
•	WCI has credit risk.

      Conversely, pursuant to EITF 99-19 WCI serves as agent in arrangements where WCI does not have substantial risks and rewards of ownership. The indicators that WCI does not have substantial risks and rewards of ownership are as follows:

•	The supplier (not WCI) is responsible for providing the product or service to the customer;
•	The supplier (not WCI) has latitude in establishing prices;
•	The amount WCI earns is fixed; and
•	The supplier (not WCI) has credit risk.

      Based on the above criteria and for our more significant transactions that are evaluated, WCI records the distribution of product on behalf of third party record labels on either a gross or net basis depending on the terms of the contract, TWE records revenue from the distribution of films on behalf of independent film producers on a gross basis and TWE records revenue from the collection of franchise fees on a gross basis.

Sales Returns and Uncollectible Accounts

      One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends, changes in customer demand and the acceptance of WCI’s and TWE’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

      Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the business, financial condition, results of operations or cash flows of the General Partners or TWE, in which the General Partners have an investment, could be materially adversely affected.

      Technological developments may adversely affect the General Partners’ and TWE’s competitive position and limit its ability to protect its valuable intellectual property rights. The businesses of the General Partners and TWE operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	WCI’s music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability to enforce WCI’s intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

•	TWE’s cable business may be adversely affected by more aggressive than expected competition from alternate technologies such as satellite and DSL; by the failure to choose technologies appropriately; by the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services and video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	TWE’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works;

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the General Partners are under no obligation to, and expressly disclaim any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

      The General Partners, operate in a highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic,

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The General Partners’ actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the General Partners’ in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in the General Partners’ other filings with the SEC and the following, which include factors and risks inherent in the General Partners’ investment in TWE:

   For WCI’s music business:

•	the ability to continue to attract and select desirable talent at manageable costs; the popular demand for particular artists and albums; the timely completion of albums by major artists;

•	the ability to continue to enforce its intellectual property rights in digital environments; piracy of music by means of Internet peer-to-peer file sharing and organized and home CD-R activity;

•	the ability to develop a successful business model applicable to a digital online environment;

•	the ability to maintain retail product pricing in a competitive environment;

•	the potential loss of catalog if it is determined that recording artists have a right to recapture sound recordings under the United States Copyright Act;

•	the potential repeal of Subsection (b) of California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

•	the risk that there will be other federal and state statutes enacted which are similar to California Labor Code Section 2855, a Section which prescribes a maximum length for personal service contracts;

•	risks from disruptions in the retail environment from bankruptcies, store closings and liquidity problems of record retailers;

•	risks associated with foreign currency exchange rates;

•	the ability to utilize DVD manufacturing capacity fully and to maintain current DVD manufacturing pricing; and

•	the overall strength of global music sales.

   For TWE’s cable business:

•	more aggressive than expected competition from new technologies and other types of video programming distributors, including satellite and DSL;

•	increases in government regulation of basic cable or equipment rates or other terms of service, such as “digital must-carry,” “forced access” or common carrier requirements; government regulation of other services, such as broadband cable modem service;

•	the failure of new equipment, such as digital set-top boxes or digital video recorders, or services, such as digital cable, high-speed data services or video-on-demand, to appeal to enough consumers or to be available at prices consumers are willing to pay, to function as expected and to be delivered in a timely fashion;

•	fluctuations in spending levels by advertisers and consumers; and

•	greater than expected increases in programming or other costs.

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

   For TWE’s filmed entertainment businesses:

•	the ability to continue to attract and select desirable talent and scripts at manageable costs;

•	general increases in production costs;

•	fragmentation of consumer leisure and entertainment time and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses;

•	continued popularity of merchandising;

•	the uncertain impact of technological developments that may facilitate piracy of its copyrighted works;

•	the ability to develop and apply adequate protections for filmed entertainment content in a digital delivery environment;

•	the ability to develop a successful business model for delivery of feature films in a digital online environment;

•	risks associated with foreign currency exchange rates;

•	with respect to feature films, the increasing marketing costs associated with theatrical film releases in a highly competitive marketplace;

•	with respect to television programming, a decrease in demand for television programming provided by non-affiliated producers; and

•	with respect to home video, the ability to maintain relationships with significant customers in the rental and sell-through markets.

   For TWE’s network businesses:

•	greater than expected news gathering, programming or production costs;

•	public or cable operator resistance to price increases and the negative impact on premium programmers of increases in basic cable rates;

•	increased regulation of distribution agreements;

•	the sensitivity of network advertising to economic cyclicality and to new media technologies;

•	the negative impact of consolidation among cable and satellite distributors;

•	piracy of content by means of interception of cable and satellite transmissions or Internet peer-to-peer file sharing;

•	the impact of personal video recorder “ad-stripping” functions on advertising sales and network branding;

•	the development of new technologies that alter the role of programming networks and services; and

•	greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

      For the General Partners generally, the overall financial strategy, including growth in operations, maintaining financial ratios and a strong balance sheet, could be adversely affected by decreased liquidity in the capital markets, including any reduction in the ability to access either the capital markets for debt securities or bank financings, significant acquisitions or other transactions, economic slowdowns, the risk of war and changes in the General Partners’ plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues may result in its inability to realize the value of recorded intangibles and goodwill.

Item 14. Controls and Procedures

      Within the 90-day period prior to the filing of this report, each of the General Partners, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief

TWE GENERAL PARTNERS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Financial Officer of such General Partner, evaluated the effectiveness of the design and operation of such General Partner’s “disclosure controls and procedures” (as defined in Rule 13a-14(c)) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of each General Partner concluded that such General Partner’s disclosure controls and procedures are effective in timely making known to them material information relating to such General Partner and such General Partner’s consolidated subsidiaries required to be disclosed in the General Partners’ reports filed or submitted under the Exchange Act. The General Partners have investments in certain unconsolidated entities. As the General Partners do not control or manage these entities, their disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to consolidated subsidiaries. There have been no significant changes in the General Partners’ internal controls or in other factors that could significantly affect the internal controls subsequent to the date the General Partners completed their respective evaluations.

TWE GENERAL PARTNERS

CONSOLIDATED BALANCE SHEETS
December 31,
(millions)

	WCI		ATC

	2002	2001	2002	2001

ASSETS
Current assets
Cash and equivalents	$—	$40	$—	$—
Receivables, less allowances of $294 and $355 million	842	944	—	—
Inventories	131	121	—	—
Prepaid expenses and other current assets	736	708	—	—

Total current assets	1,709	1,813		—
Investments in and amounts due to and from TWE	19,340	36,834	13,383	25,292
Investments in TW Companies	103	103	59	60
Other investments	4,353	6,084	1,199	3,047
Intangible subject to amortization	2,871	2,926	—	—
Intangible assets not subject to amortization	790	1,643	—	—
Goodwill	381	11,799	262	262
Other assets, primarily property, plant and equipment for WCI and net deferred tax assets for ATC	677	621	120	—

Total assets	$30,224	$61,823	$15,023	$28,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$285	$222	$—	$—
Royalties payable	895	891	—	—
Other current liabilities	522	894	—	—

Total current liabilities	1,702	2,007	—	—
Deferred income taxes	1,213	1,656	—	124
Other long-term liabilities, including $4, $264, $3 and $199 million due to TW Companies	1,318	736	3	199

Shareholders’ equity
Common stock	1	1	1	1
Preferred stock of WCI, $.01 par value, 90,000 outstanding and $90 million liquidation preference	—	—	—	—
Paid-in capital	49,552	60,162	26,261	29,773
Accumulated other comprehensive income (loss), net	(139)	(175)	(68)	(35)
Retained earnings (deficit)	(23,156)	(1,794)	(10,900)	(622)

	26,258	58,194	15,294	29,117
Due from TW Companies, net	319	(184)	62	(443)
Reciprocal interest in TW Companies stock	(586)	(586)	(336)	(336)

Total shareholders’ equity	25,991	57,424	15,020	28,338

Total liabilities and shareholders’ equity	$30,224	$61,823	$15,023	$28,661

See accompanying notes.

TWE GENERAL PARTNERS

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(millions)

	WCI			ATC

	2002	2001	2000	2002	2001	2000

Revenues(a)	$4,205	$4,036	$4,268	$—	$—	$—
Cost of revenues(a)	(2,412)	(2,121)	(2,358)	—	—	—
Selling, general and administrative (a)	(1,444)	(1,630)	(1,481)	—	—	—
Amortization of goodwill and other intangibles	(175)	(836)	(241)	—	(11)	—
Impairment of goodwill and other intangibles	(1,499)	—	—	—	—	—

Operating income (loss)	(1,325)	(551)	188	—	(11)	—
Equity in pretax income (loss) of TWE	(427)	(969)	539	(352)	(665)	371
Interest expense, net	(59)	(25)	(3)	—	(1)	(1)
Other income (expense), net(a)	(308)	(1,088)	(188)	(237)	(568)	36

Income (loss) before income taxes and cumulative effect of accounting change	(2,119)	(2,633)	536	(589)	(1,245)	406
Income tax (expense) benefit(a)	80	374	(290)	(120)	212	(186)

Income (loss) before cumulative effect of accounting change	(2,039)	(2,259)	246	(709)	(1,033)	220
Cumulative effect of accounting change, net of $135 million income tax benefit for WCI and $91 million income tax benefit for ATC	(18,962)	—	(202)	(9,603)	—	(136)

Net income (loss)	$(21,001)	$(2,259)	$44	$(10,312)	$(1,033)	$84

(a)	Includes the following income (expenses) resulting from transactions with AOL Time Warner, TW Companies, TWE or equity investees of the General Partners:

Revenues	$421	$307	$323	$—	$—	$—
Cost of revenues	(4)	(5)	(11)	—	—	—
Selling, general and administrative	(35)	(14)	(15)	—	—	—
Equity in pretax income (loss) of TWE	(154)	(114)	(107)	—	—	—
Other income (expense), net	24	21	12	—	—	—
Income tax benefit (expense)	223	297	(107)	(72)	111	(122)

See accompanying notes.

TWE GENERAL PARTNERS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(millions)

	WCI			ATC

	2002	2001	2000	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(21,001)	$(2,259)	$44	$(10,312)	$(1,033)	$84
Adjustments for non-cash and nonoperating items:
Cumulative effect of accounting change	18,962	—	202	9,603	—	136
Impairment of goodwill	646	—	—	—	—	—
Depreciation and amortization	297	933	324	—	11	—
Loss on writedown of investments	446	676	115	244	372	—
Intangible asset impairment	853	—	—	—	—	—
Excess of distributions over equity in pretax income of TWE	722	1,157	55	555	794	38
Equity in losses (income) of other investee companies after distributions	(48)	418	66	(7)	196	(14)
Changes in operating assets and liabilities:
Receivables	55	441	(179)	—	—	—
Inventories	(7)	12	(9)	—	—	—
Accounts payable and other liabilities	(395)	(255)	(293)	(85)	—	—
Other balance sheet changes	79	(646)	124	147	(107)	132

Cash provided by operating activities	609	477	449	145	233	376

INVESTING ACTIVITIES
Investments and acquisitions	(167)	(153)	(49)	—	—	—
Capital expenditures	(180)	(166)	(166)	—	—	—
Investment proceeds	35	91	—	—	—	—

Cash used by investing activities	(312)	(228)	(215)	—	—	—

FINANCING ACTIVITIES
Repayment of loan to AOL Time Warner	(857)	—	—	—	—	—
Borrowings from AOL Time Warner	857	—	—	—	—	—
Other Borrowings	5	—	—
Other debt payments	(15)	—	—
Dividends	(56)	(164)	(148)	(10)	(107)	(97)
Increase in amounts due to (from) TW Companies, net	(271)	(81)	(157)	(135)	(126)	(279)

Cash used by financing activities	(337)	(245)	(305)	(145)	(233)	(376)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(40)	4	(71)	—	—	—
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	40	36	107	—	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$40	$36	$—	$—	$—

See accompanying notes.

WCI

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained		Reciprocal
			Earnings	Due From	Interest in
	Common	Paid-In	(Accumulated	TW Companies,	TW Companies	Shareholders’
	Stock	Capital	Deficit)	net	Stock	Equity

BALANCE AT DECEMBER 31, 1999	$1	$9,926	$833	$(1,437)	$(586)	$8,737
Net income			44			44
Foreign currency translation adjustments			(70)			(70)
Unrealized losses on securities, net of $3 million tax benefit			(5)			(5)
Realized and unrealized gains on derivative financial instruments, net of $3 million tax expense			4			4

Comprehensive loss			(27)			(27)
Decrease in stock option distribution liability to TW Companies			221			221
Dividends			(702)			(702)
Transfers to TW Companies, net				538		538
Other		5	4			9

BALANCE AT DECEMBER 31, 2000	1	9,931	329	(899)	(586)	8,776

Net loss			(2,259)			(2,259)
Foreign currency translation adjustments			(17)			(17)
Unrealized losses on securities, net of tax benefit			(1)			(1)
Realized and unrealized gains on derivative financial instruments, net of tax expense			1			1

Comprehensive loss			(2,276)			(2,276)
Increase in stock option distribution liability to TW Companies			(17)			(17)
Dividends			(6)			(6)
Transfers to TW Companies, net				715		715
Allocation of a portion of the purchase of the America Online-Time Warner merger		50,231				50,231
Other			1			1

BALANCE AT DECEMBER 31, 2001	1	60,162	(1,969)	(184)	(586)	57,424

Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142		(10,815)				(10,815)
Net loss			(21,001)			(21,001)
Foreign currency translation adjustments			111			111
Unrealized gains on securities, net of $1 million tax provision(a)			1			1
Realized and unrealized losses on derivative financial instruments, net of $7 million tax benefit			(10)			(10)
Unfunded accumulated benefit obligation, net of $47 million income tax benefit			(70)			(70)
Other			4			4

Comprehensive loss			(20,965)			(20,965)
Decrease in stock option distribution liability to TW Companies			259			259
Dividends			(402)			(402)
Transfers to TW Companies, net				503		503
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $146 million income tax impact)			(219)			(219)
Other		205	1			206

BALANCE AT DECEMBER 31, 2002	$1	$49,552	$(23,295)	$319	$(586)	$25,991

See accompanying notes.

ATC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

			Retained		Reciprocal
			Earnings	Due From	Interest in
	Common	Paid-In	(Accumulated	TW Companies,	TW Companies	Shareholders’
	Stock	Capital	Deficit)	net	Stock	Equity

BALANCE AT DECEMBER 31, 1999	$1	$2,338	$172	$(38)	$(336)	$2,137
Net income			84			84
Foreign currency translation adjustments			(18)			(18)
Unrealized losses on securities, net of $6 million tax benefit			(10)			(10)
Realized and unrealized gains on derivative financial instruments, net of $1 million tax expense			2			2

Comprehensive income			58			58
Decrease in stock option distribution liability to TW Companies			152			152
Transfers to TW Companies, net				(279)		(279)
Other		3	4			7

BALANCE AT DECEMBER 31, 2000	1	2,341	386	(317)	(336)	2,075

Net loss			(1,033)			(1,033)
Foreign currency translation adjustments
Unrealized losses on securities, net of $1 million tax benefit			(1)			(1)

Comprehensive loss			(1,034)			(1,034)
Increase in stock option distribution liability to TW Companies			(12)			(12)
Transfers to TW Companies, net				(126)		(126)
Allocation of a portion of the purchase of the America Online-Time Warner merger		27,432				27,432
Other			3			3

BALANCE AT DECEMBER 31, 2001	1	29,773	(657)	(443)	(336)	28,338
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142		(3,512)				(3,512)
Net income			(10,312)			(10,312)
Foreign currency translation adjustments			10			10
Unrealized gains on securities, net of $1 million tax provision(a)			2			2
Realized and unrealized losses on derivative financial instruments, net of $2 million tax benefit			(3)			(3)
Unfunded accumulated benefit obligation, net of $30 million income tax benefit			(44)			(44)
Other			2			2

Comprehensive loss			(10,345)			(10,345)
Increase in stock option distribution liability to TW Companies			178			178
Transfers to TW Companies, net				505		505
Dilution of interest in Time Warner Entertainment Company, L.P. (net of $96 million income tax impact)			(144)			(144)
Other		2	(2)			—

BALANCE AT DECEMBER 31, 2002	$1	$26,263	$(10,970)	$62	$(336)	$15,020

See accompanying notes.

TWE GENERAL PARTNERS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

      On June 30, 1992, thirteen direct or indirect subsidiaries of Time Warner Companies, Inc. (“TW Companies”) contributed the assets and liabilities or the rights to the cash flows of substantially all of TW Companies’ Filmed Entertainment, Networks and Cable businesses to Time Warner Entertainment Company, L.P., a Delaware limited partnership (“TWE”), for general partnership interests, and each general partner guaranteed a pro rata portion of substantially all of TWE’s debt and accrued interest based on the relative fair value of the net assets each contributed to TWE (the “General Partner Guarantees,” see Note 9). Since then, eleven of the thirteen original general partners have been merged or dissolved into the other two. Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) are the two remaining general partners of TWE. They have succeeded to the general partnership interests and have assumed the General Partner Guarantees of the eleven former general partners. WCI, ATC and, where appropriate, the former general partners are referred to herein as the “General Partners.”

      WCI conducts substantially all of TW Companies’ music operations, including interests in recorded music, music publishing and CD and DVD manufacturing. These music operations include copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI has investments in TWE, TW Companies, IPC Group Limited, Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”). ATC does not conduct operations independent of its ownership interests in TWE and certain other investments, including investments in TW Companies, TBS and Time Warner Telecom.

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

Basis of Presentation

America Online-Time Warner Merger

      The Merger has been accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost of approximately $147 billion to acquire Time Warner, including transaction costs, was allocated to its underlying net assets, including the net assets of the General Partners, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. This allocation includes intangible assets for WCI, such as music catalogues and copyrights and brands and trademarks.

      As a result of the Merger, WCI’s 2000 historical operating results reflect reclassifications to conform to AOL Time Warner’s financial statement presentation, as follows:

•	Digital media results have been allocated to the business segments now responsible for managing those operations, including WCI’s music operations;

•	Income and losses related to investments accounted for using the equity method of accounting and gains and losses on the sale of investments have been reclassified from operating income (loss) to other income (expense), net; and

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Corporate services have been reclassified to selling, general and administrative costs as a reduction of operating income.

Investment in TWE

      Prior to the change in ownership relating to the exercise of an option by AT&T Corp. (“AT&T”) which is discussed below, the General Partners in the aggregate held 63.27% of the pro rata priority capital (“Series A Capital”) and residual equity capital (“Residual Capital”) of TWE and 100% of the junior priority capital (“Series B Capital”) of TWE. TW Companies held, directly or indirectly, 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T. AT&T’s interest in TWE was recently acquired by Comcast Corp. (“Comcast”) upon consummation of the merger of Comcast and AT&T’s broadband business in November 2002.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital of TWE decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of their interests in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital (Note 5). During the third quarter of 2002, TW Companies’ 10.90% interest in TWE was transferred to WCI and ATC, increasing WCI’s and ATC’s interests in the Series A and Residual Capital of TWE to 41.88% and 30.48%, respectively. In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. See Note 5 for additional discussion.

New Accounting Principles

Revenue Classification Changes

Reimbursement of “Out-of-Pocket” Expenses

      In January 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. EITF 01-14 was effective for the General Partners in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. This change in revenue classification only impacts WCI. As a result of applying the guidance of EITF 01-14, WCI’s revenues and costs presented herein were retroactively increased by an equal amount of approximately $152 million in 2001 and approximately $155 million in 2000.

Emerging Issues Task Force Issue No. 01-09

      In April 2001, the EITF reached a final consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which was later codified along with other similar issues, into EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 was effective for the General Partners in the first quarter of 2002 and requires retroactive restatement of all periods presented to reflect the new accounting provisions. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products, resulting in certain

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. This change in revenue classification only impacts WCI. As a result of applying the provisions of EITF 01-09, WCI’s revenues and costs presented herein were retroactively reduced by an equal amount of $45 million in 2001 and approximately $35 million in 2000.

Securities and Exchange Commission Staff Accounting Bulletin No. 101

      In the fourth quarter of 2000, WCI adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While WCI’s existing revenue recognition policies were consistent with the provisions of SAB 101, the new rules resulted in changes as to how revenues from certain transactions are classified. As a result of applying the provisions of SAB 101, WCI’s revenues and costs were increased by an equal amount of $135 million for 2000.

New Accounting Standard for Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 141, “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. In addition, FAS 142 requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. The new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, WCI and ATC completed its initial impairment review and recorded non-cash pretax charges of $18.962 billion and $9.603 billion, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. The charge reflects overall market declines since the Merger was announced in January 2000, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

      During the fourth quarter of 2002, WCI and ATC performed their annual impairment reviews for goodwill and other intangible assets. As a result, WCI recorded an additional non-cash charge of $1.499 billion which is recorded as a component of operating income in the accompanying consolidated statement of operations. The impairment charges are non-cash in nature and do not affect the General Partners’ liquidity. See Note 3 to the accompanying consolidated financial statements for additional discussion.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the General Partners’ during the third quarter of 2003. Although the General Partners have not completed their review, the General Partners anticipate that the adoption of FIN 46 will not have a significant impact on their consolidated financial statements.

Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the General Partners’ consolidated financial statements. However, the General Partners have modified its disclosures as required.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of FAS 146 will have a material impact on the General Partners’ consolidated financial statements.

Multiple Element Arrangements

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The General Partners believe that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the General Partners’ consolidated financial statements.

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF 02-16 to have a material impact on the General Partners’ consolidated financial statements.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. As the General Partners’ guarantee of $3.3 billion of TWE’s debt (which is discussed in further detail in Note 9) was issued prior to December 31, 2002, the initial

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition and initial measurement provisions of FIN 45 are not expected to have a material impact on the General Partners’ consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the General Partners have modified its disclosures herein as required.

Asset Retirement Obligations

      In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligation” (“FAS 143”). FAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 became effective for the General Partners in the first quarter of 2002. The provisions of FAS 143 did not have a material impact on WCI’s or ATC’s consolidated financial statements.

Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. FAS 144 became effective for the General Partners in the first quarter of 2002. The provisions of FAS 144 did not have a material impact on the General Partners’ consolidated financial statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a material impact on General Partners’ consolidated financial statements.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of each General Partner and all companies in which the General Partner has a controlling voting interest (“subsidiaries”), as if the General Partner and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated companies have been eliminated.

      WCI’s fiscal year-end is December 31, however certain foreign locations are on a month lag. In addition, during 2002, WCI’s domestic music operations changed its fiscal year end from December 31 to November 30 in order to be consistent with its foreign operations which had previously been operating under a November fiscal year end. The impact of this change was not material to WCI’s overall financial results. To the extent a significant and or unusual transaction or event occurs during the one month lag period, it would be accounted for within WCI’s year-end financial statements (See Note 4).

      Investments in TWE, and certain other companies in which the General Partners individually have significant influence, but less than a controlling voting interest, are accounted for using the equity method of accounting. This is generally presumed to exist when the General Partners individually own between 20% and 50% of the investee. Under the equity method, only the General Partners’ investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only its share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. In circumstances where the General Partner’s ownership in an investee is in the form of a preferred security or otherwise senior security, WCI’s and ATC’s share in the investee’s income or loss is determined by applying the equity method of accounting using the “hypothetical-liquidation-at-book-value” method. WCI and ATC use the hypothetical-liquidation-at-book-value method to determine the earnings or losses attributable to its investment in TWE. Under the hypothetical-liquidation-at-book-value method, the investor’s share of earnings or losses is determined based on changes in the investor’s claim in the net book value of the investee. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

      Investments in companies in which the General Partners do not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in income when declared.

      The effect of any changes in each General Partner’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included as a component of shareholders’ equity.

      WCI, through AOL Time Warner has certain accounts receivable facilities that provide for the accelerated receipt of cash on available accounts receivables and licensing contracts. These securitization transactions are accounted for as a sale in accordance with FAS 140 because WCI relinquished control of the receivables. Since WCI has relinquished control over these receivables and does not control the Qualifying SPE that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of WCI.

Investment Impairments

      The General Partners’ investments are comprised of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the General Partners in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below WCI’s or ATC’s cost basis).

      For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than- temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Business Combinations

      Business combinations have been accounted for using the purchase method of accounting. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill. In certain purchase business combinations, the General Partners may review the operations of the acquired company and implement plans to restructure its operations. As a result, the General Partners may accrue a liability related to these restructuring plans using the criteria prescribed in EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The impact of accruing these liabilities in connection with a purchase business combination is that the related cost is reflected as a liability assumed in the acquisition and results in additional goodwill as opposed to being included as a charge in the current period determination of income (Note 4). The application of the purchase method of accounting requires significant judgments and assumptions, which is further discussed in Critical Accounting Policies.

Foreign Currency Translation

      The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the sale of future and existing music-related products in order to evaluate the ultimate recoverability of accounts receivable, artist advances and investments recorded as assets in the WCI consolidated balance sheet. Accounts receivable and sales in the music industry are subject to customers’ rights to return unsold items. In addition, significant estimates have been used in accounting for business combinations accounted for using the purchase method of accounting.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual artist advances and investments may change based on actual results and other factors.

Revenues and Costs

      In accordance with industry practice, certain products (such as compact discs, DVDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

      Inventories of WCI consist of cassettes, DVDs, compact discs and related music and music publishing products. Inventories of cassettes, DVDs and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Multiple-Element Arrangements

      WCI or TWE enters into transactions where it is purchasing a product, service or making an investment in a vendor and at the same time it is negotiating a contract for the sale of advertising to the vendor. For example, when negotiating programming arrangements with cable networks, TWE will, at times, simultaneously negotiate for the sale of advertising to the cable network. This arrangement may be documented in one contract or may be documented in two separate contracts; whether there are one or two contracts, these arrangements are negotiated simultaneously. In accounting for these arrangements, WCI or TWE looks to the guidance contained in the following authoritative literature.

•	APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29); and

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).

      WCI or TWE measures these transactions based on the respective fair values of the goods or services purchased and the goods or services sold. If WCI or TWE is unable to determine the fair value of one or more of the element(s) being purchased, then revenue recognition is limited to the total consideration received for the products or services sold less amounts paid. The accounting for these transactions requires significant judgments and estimates, which are further discussed in Critical Accounting Policies.

Advertising

      In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, catalogues and other promotional costs incurred in WCI’s direct-marketing businesses. Deferred advertising costs are generally amortized using the straight-line method over a period of twelve months or less subsequent to the promotional event. Deferred advertising costs for WCI amounted to $5 million at December 31, 2002 and $3 million at December 31, 2001. Advertising expense for WCI amounted to $259 million in 2002, $257 million in 2001 and $244 million in 2000.

Cash Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative and Financial Instruments

      Effective January 1, 2001, WCI adopted FASB Statement No. 133, as amended by FASB Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The adoption of FAS 133 did not have a material effect on WCI’s financial statements (Note 13).

      The carrying value of WCI’s financial instruments approximates fair value, except for certain differences relating to investments accounted for at cost and other financial instruments that are not significant. The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures and other equipment.

      The General Partners periodically review the carrying value of their long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Goodwill and Other Intangible Assets

      As a creator and distributor of entertainment copyrights, WCI has a significant and growing number of intangible assets, including goodwill, music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, WCI does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs, DVDs and cassettes, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. However, intangible assets acquired in business combinations accounted for under the purchase method of accounting are recorded at fair value on the General Partners’ consolidated balance sheet. As of January 1, 2001, in connection with the Merger, the intangible assets of WCI, including the significant value of intentionally generated intangible assets, were recorded at fair value on WCI’s consolidated balance sheet. However, increases in the fair value, if any, or the creation of intangible assets related to WCI businesses subsequent to the consummation of the Merger, are not reflected on WCI’s consolidated balance sheet.

      As discussed previously, FAS 142, which became effective on January 1, 2002, required that goodwill and certain other intangible assets deemed to have an indefinite useful life cease amortizing. As a result, a

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial portion of the General Partners’ goodwill and intangible assets, ceased amortizing. However, WCI continues to amortize intangible assets that are deemed to have a finite useful life, including music catalogues and copyrights, which are amortized over periods up to 20 years. Amortization of goodwill and intangible assets for WCI was $175 million in 2002, $836 million in 2001 and $241 million in 2000. Accumulated amortization of goodwill and intangible assets for WCI was $396 billion at December 31, 2002 and $836 million at December 31, 2001. Amortization of goodwill and intangible assets for ATC amounted to $11 million in 2001, all of which related to the amortization of goodwill resulting from the Merger. There was no amortization of goodwill and intangible assets for ATC in 2002 and 2000. Accumulated amortization of goodwill and intangible assets for ATC at was $11 million at December 31, 2002 and 2001.

      The General Partners periodically review the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates, which is further discussed under Critical Accounting Policies.

Income Taxes

      The domestic operating results of the General Partners are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of AOL Time Warner Inc. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of the General Partners on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of tax carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

      Under a tax-sharing agreement between the General Partners and AOL Time Warner, each General Partner pays to, or receives from, AOL Time Warner amounts equal to the total domestic income taxes, or tax benefits, provided by, or attributable to, the partner. Accordingly, no domestic income tax balances are reflected in the consolidated balance sheets of the General Partners, except for amounts related to certain

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

book/tax differences created as a result of purchase accounting, and for certain items reflected in shareholders’ equity.

      As a Delaware limited partnership, TWE is generally not subject to U.S. federal and state income taxation. However, certain of TWE’s operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income tax expense for each of the General Partners includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of TWE.

Stock-Based Compensation

      AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and WCI, both of which follow the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner and WCI have elected to continue to apply APB 25 in accounting for stock option plans (Note 11).

      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of WCI equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by AOL Time Warner, nor charged to WCI. For awards that generate compensation expense as defined under APB 25, WCI calculates the amount of compensation expense and recognizes the expense over the vesting period of the awards.

      As previously discussed, in 2002 the FASB issued FAS 148. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002.

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth under FAS 123, WCI’s net income (loss) would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Net income (loss), as reported	$(21,001)	$(2,259)	$44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(90)	(33)	(41)

Pro forma net income (loss)	$(21,091)	$(2,292)	$3

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss), which is reported on the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss), consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the U.S., are excluded from net income (loss). For the General Partners, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments, changes in the unfunded accumulated benefit obligation of the General Partners’ pension plan and foreign currency translation gains and losses.

      The following summary sets forth the components of WCI’s other comprehensive income (loss) accumulated in shareholders’ equity:

	Foreign	Net	Derivative	Unfunded		Accumulated
	Currency	Unrealized	Financial	Accumulated		Other
	Translation	Gains	Instrument	Benefit		Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)	Obligation	Other	Loss

	(millions)
Balance at December 31, 2001	$(195)	$12	$8	$—	$—	$(175)
2002 activity	111	1	(10)	(70)	4	36

Balance at December 31, 2002	$(84)	$13	$(2)	$(70)	$4	$(139)

     Reclassifications

      Certain reclassifications have been made to the prior years’ consolidated financial information to conform to the 2002 presentation.

2.     WORD ENTERTAINMENT ACQUISITION

      In January 2002, WCI completed its purchase of Word Entertainment (“Word”) from Gaylord Entertainment Company for approximately $84 million in cash. Word is a leader in the multi-faceted contemporary Christian music industry with over 30 active artists on several record labels, approximately 45 songwriters under contract and a catalog containing more than 75,000 masters. The acquisition was accounted for using the purchase method of accounting for business combinations. As a result of the subsequent purchase price allocation, approximately $10 million has been allocated to copyrights, approximately $20 million has been allocated to music catalogues, $30 million to goodwill and the remaining $24 million of the purchase price has been allocated to the underlying tangible net assets of Word. As discussed in further detail in Note 3, during the fourth quarter of 2002, WCI recorded a non-cash, pretax charge of $646 million related to goodwill impairment.

      During the third quarter of 2002, WCI exchanged 20% of its interest in Word to Curb Records for non-cash consideration of equal value.

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

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For purposes of applying the provisions of FAS 142, both WCI and ATC are considered one reporting unit. This methodology differs from the General Partners’ previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

      Upon adoption of FAS 142 in the first quarter of 2002, WCI recorded an approximate $18.962 billion non-cash charge and ATC recorded an approximate $9.603 billion non-cash charge to reduce the carrying value of goodwill. Approximately $5 billion of WCI’s charge related to its wholly owned music business, while the remaining approximate $14 billion of WCI’s charge and all of ATC’s charge were the result of goodwill impairment charges recorded at TWE and other AOL Time Warner consolidated subsidiaries, which are accounted for by the General Partners under the equity method of accounting. Such charges are nonoperational in nature and are reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting, were estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

      The FAS 142 goodwill impairment is associated entirely with goodwill resulting from the Merger. The amount of the impairment primarily reflects the overall market declines since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned to all of AOL Time Warner’s reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger has been reallocated from WCI’s music business and the reporting units underlying the General Partners’ investments in TWE and certain AOL Time Warner consolidated subsidiaries accounted for under the equity method of accounting to other segments of AOL Time Warner.

      During the fourth quarter of 2002, WCI and ATC performed their annual impairment reviews for goodwill and other intangible assets. As a result, WCI recorded an additional non-cash charge of approximately $1.499 billion which is recorded as a component of operating income in the accompanying consolidated statement of operations. The $1.499 billion charge at WCI includes a $646 million charge to reduce the carrying value of goodwill and a $853 million charge to reduce the carrying value of other intangible assets at WCI’s music operations which reflects declining valuations in the music industry, primarily due to the negative effects of piracy.

      In addition, the General Partners recognized a $1.572 billion charge at WCI and $1.146 billion charge at ATC relating to goodwill impairment charges at TWE due to decreasing valuations of TWE’s cable systems as evidenced by the decline in the stock prices of comparable cable television companies. These charges are included in equity in pretax income (loss) of TWE in the accompanying consolidated statement of operations.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in WCI’s goodwill during the year ended December 31, 2002 is as follows (millions):

	Goodwill

	January 1,	Acquisitions &	Cumulative Effect of	4th Quarter	December 31,
	2002(1)	Adjustments(2)	Accounting Change(3)	Impairment(4)	2002

Total	$5,857	$(34)	$(4,796)	$(646)	$381

(1)	Reflects the reallocation of $5.942 billion of goodwill to other segments of AOL Time Warner under FAS 142.

(2)	Acquisitions relate to WCI’s purchase price allocation for the acquisition of Word Entertainment.

(3)	The impairment charge does not include approximately $14.2 billion related to goodwill impairments associated with investments accounted for under the equity method of accounting.

(4)	The impairment charge does not include approximately $1.572 billion related to WCI’s investment in TWE.

The impairment charges are non-cash in nature and do not affect the General Partners’ liquidity.

      WCI’s intangible assets and related accumulated amortization consisted of the following (millions):

	As of December 31, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization(1)	Net	Gross	Amortization(1)	Net

Intangible assets subject to amortization:
Music catalogues, copyrights and other intangible assets(2)	$3,194	$(323)	$2,871	$3,079	$(153)	$2,926

Intangible assets not subject to amortization:
Brands and trademarks(2)(3)	$847	$(57)	$790	$1,700	$(57)	$1,643

(1)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.

(2)	Amount represents intangible assets related to WCI’s music operations.

(3)	The decrease in brands, trademarks and other intangible assets primarily relates to the impairment of brands and trademarks of WCI’s music operations.

    WCI recorded amortization expense of $175 million in 2002 compared to $836 million in 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $172 million; 2004: $172 million; 2005: $172 million; 2006: $158 million; and 2007: $158 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

      For the year ended December 31, 2002, WCI acquired the following intangible assets (in millions):

Weighted Average
Amortization Period

Music catalogues, copyrights and other intangible assets	$80	15 years

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      WCI’s and ATC’s 2001 and 2000 results do not reflect the provisions of FAS 142. Had WCI and ATC adopted FAS 142 on January 1, 2000, the net income (loss) would have been changed to the adjusted amounts indicated below:

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000

	(millions)
	WCI	ATC	WCI	ATC

As reported — historical basis	$(2,259)	$(1,033)	$44	$84
Add: Goodwill amortization	617	—	145	—
Add: Intangible amortization	—	—	—	—
Add: TWE goodwill and intangible amortization	1,600	1,099	315	216
Add: Equity investee goodwill amortization	366	258	10	—
Income tax impact	(808)	(543)	(130)	(86)

Adjusted	$(484)	$(219)	$384	$214

(a)	Because goodwill is nondeductible for tax purposes, the income tax impact reflects only the ceasing of intangible amortization and equity investee goodwill amortization.

4.     MERGER AND RESTRUCTURING COSTS

Merger Costs Capitalized as a Cost of Acquisition

      In accordance with generally accepted accounting principles in the United States, WCI generally treats merger costs relating to business combinations accounted for using the purchase method of accounting as additional purchase price paid.

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

      Of the total restructuring accruals, $261 million related to work force reductions and represented employee termination benefits and relocation costs. The total number of employees initially identified to be involuntarily terminated or relocated approximated 2,500. As of December 31, 2002, all terminations and relocations had occurred. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee has been terminated. Termination payments of approximately $88 million and $52 million were made in 2002 and 2001, respectively. In addition, during 2002, there were non-cash reductions in the restructuring accrual of $40 million, as actual employee termination payments were less than amounts originally estimated. As of December 31, 2002, the remaining liability of approximately $81 million was primarily classified as a current liability in WCI’s accompanying consolidated balance sheet.

      The restructuring accrual also includes approximately $48 million associated with exiting certain activities. The restructuring accrual associated with exiting activities specifically includes incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exiting activities were approximately $7 million in both 2002 and 2001, respectively. In addition, during 2002, there were non-cash reductions in the restructuring accrual associated with other exiting activities of approximately $10 million, as actual payments were less than originally estimated. As of December 31, 2002, the remaining

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of $24 million was primarily classified as a long-term liability in WCI’s accompanying consolidated balance sheet.

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner follows (in millions):

	Employee	Other
	Termination	Costs	Total

Initial accruals	$261	$48	$309
Cash paid — 2001	(52)	(7)	(59)

Restructuring liability as of December 31, 2001	209	41	250
Cash paid — 2002	(88)	(7)	(95)
Non-cash reductions(a) — 2002	(40)	(10)	(50)

Restructuring liability as of December 31, 2002	$81	$24	$105

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill as actual costs related to employee terminations and other exit costs were less than originally estimated.

Restructuring Costs

      During the year ended December 31, 2002, WCI incurred and accrued other restructuring costs of $8 million that related to various employee and contractual terminations, including certain contractual employee termination benefits. WCI has recorded approximately $20 million of restructuring costs (including $13 million incurred between the music operations’ November 30 year-end and WCI’s December 31, 2002 year-end), which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by WCI (Note 1).

      Included in the restructuring charge was approximately $4 million related to work force reductions and represented employee termination benefits. The number of employees expected to be terminated was approximately 165. As of December 31, 2002, approximately 20 of the terminations had occurred. The remaining 145 terminations are expected to occur by the end of 2003. The severed employees principally related to WCI’s U.S. and Canadian music distribution operations. The remaining $4 million primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs. As of December 31, 2002, $4 million has been paid against these accruals. The remaining $4 million is primarily classified as a current liability in the accompanying consolidated statement of operations.

	Employee		Other
	Terminations	Exit Costs	Total

Initial Accruals	$16	$4	$20
Cash paid – 2002	(3)	(1)	(4)

Remaining liability as of December 31, 2002	$13	$3	$16

      During 2001, the restructuring plans included approximately $37 million of merger costs, relating to the renegotiation of various contractual commitments, that were expensed as incurred and included in operating income (loss) in the accompanying consolidated statement of operations. Of the $37 million, $20 million related to employee termination benefits for several senior executives and $17 million related to additional costs related to merger initiatives. As of December 31, 2002, all of the $37 million had been paid. During 2000, WCI expensed approximately $18 million in merger-related costs related to the failed merger of the

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

global music operations of Time Warner and EMI Group plc. These costs are included in operating income (loss) on the accompanying consolidated statement of operations.

      Selected information relating to the restructuring plans follows (in millions):

	Employee	Other
	Termination	Exit Costs	Total

Initial accruals	$20	$17	$37
Cash paid — 2001	(4)	—	(4)

Restructuring liability as of December 31, 2001	16	17	33
Cash paid — 2002	(4)	(17)	(21)
Non-cash reductions(a) – 2002	(12)	—	(12)

Remaining liability as of December 31, 2002	$0	$0	$0

(a)	Non-cash reductions represent adjustments to the restructuring accrual as actual costs related to employee terminations were less than originally estimated.

5.     INVESTMENT IN TWE

      The General Partners’ investment in and amounts due to and from TWE at December 31, 2002 and 2001 consists of the following:

December 31, 2002	WCI	ATC

	(millions)
Investment in TWE	$19,241	$13,380
Stock option related distributions due from TWE	5	3
Other net liabilities due to TWE, principally related to home video distribution	94	—

Total	$19,340	$13,383

December 31, 2001	WCI	ATC

	(millions)
Investment in TWE	$36,490	$25,110
Stock option related distributions due from TWE	264	182
Other net liabilities due to TWE, principally related to home video distribution	80	—

Total	$36,834	$25,292

      The General Partners’ respective investments in TWE declined significantly during the year, primarily the result of the General Partners’ share of TWE’s $21.763 billion cumulative effect of an accounting change relating to the adoption of FAS 142 and a $2.355 billion impairment. In addition, upon the adoption of FAS 142, $6.857 billion of goodwill at TWE generated in the Merger was reallocated to other segments of AOL Time Warner thereby reducing TWE’s net assets. For a more comprehensive description of the impact of these items on TWE, see the accompanying TWE consolidated financial statements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Partnership Structure

      TWE is a Delaware limited partnership that was capitalized on June 30, 1992 and currently owns and operates substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by the General Partners. Prior to the change in ownership relating to the exercise of an option by AT&T which is discussed below, the General Partners in the aggregate held 63.27% of the Series A Capital and Residual Capital of TWE and 100% of the Series B Capital of TWE. TW Companies, directly or indirectly, held 11.22% of the Series A Capital and Residual Capital limited partnership interests. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE were held by MediaOne TWE Holdings, Inc., a subsidiary of AT&T. AT&T’s interest in TWE acquired by Comcast upon consummation of the merger of Comcast and AT&T’s broadband business in November 2002.

      During the second quarter of 2002, AT&T exercised a one-time option to increase its ownership in the Series A Capital and Residual Capital of TWE. As a result, on May 31, 2002, AT&T’s interest in the Series A Capital and Residual Capital of TWE increased by approximately 2.13% to approximately 27.64%. This resulted in a decrease in WCI’s and ATC’s corresponding interest in the Series A Capital and Residual Capital of TWE of approximately 1.07% and 0.74%, respectively, to approximately 36.43% and 25.03%, respectively. Similarly, TW Companies’ interest in the Series A Capital and Residual Capital decreased by approximately 0.32% to approximately 10.90%. In accordance with Staff Accounting Bulletin No. 51, “Accounting For Sales of Stock of a Subsidiary,” WCI and ATC have reflected the pretax impact of the dilution of its interest in TWE of approximately $365 million and $240 million, respectively, as an adjustment to paid-in-capital. During the third quarter of 2002, TW Companies’ 10.90% interest in TWE was transferred to WCI and ATC, increasing WCI’s and ATC’s interests in the Series A and Residual Capital of TWE to 41.88% and 30.48%, respectively.

      In August 2002, AOL Time Warner and AT&T announced that they had agreed to restructure TWE. The restructuring is expected to be completed on March 31, 2003. The restructuring will result in the following: (i) WCI will acquire complete ownership of TWE’s content assets (including Warner Bros., Warner Bros. Library and Home Box Office, which will become separate, wholly owned subsidiaries of WCI); (ii) all of AOL Time Warner’s directly-owned cable television system interests will be contributed to a separate company which will become a majority-owned subsidiary of AOL Time Warner and will be renamed Time Warner Cable Inc. (“TWC Inc.”); (iii) TWE will become a subsidiary of TWC Inc. and will continue to own the cable television system interests it previously owned; (iv) Comcast will receive $2.1 billion in cash, which the company anticipates will be funded through a new credit facility at TWC Inc. that has not yet been established and AOL Time Warner equity securities valued at $1.5 billion; (v) a Comcast Trust will also retain a 21% economic interest in the Company’s cable business, through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest; and (vi) AOL Time Warner will retain an overall 79% economic interest in the cable business, through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest and a $2.4 billion preferred component. The 1% direct interest and $2.4 billion preferred interest in TWE, as well as part of AOL Time Warner’s ownership interest in WCI, will be held through ATC.

      Based upon its 89.3% controlling voting interest in TWC Inc., AOL Time Warner will consolidate the results of TWC Inc. for accounting purposes. WCI will account for its interest in TWC Inc. under the equity method of accounting. ATC will account for its common and preferred interests in TWE at cost. At the closing of the restructuring, it is anticipated that TWC Inc. will have approximately $8.1 billion in consolidated net debt and preferred equity, including the $2.4 billion preferred interest held by AOL Time Warner. Subject to market and other conditions, AOL Time Warner expects to complete an initial public offering of TWC Inc. common stock during 2003. It is anticipated that the first $2.1 billion of net proceeds raised in any such offering would be used to repay TWC Inc.’s debt incurred to fund the $2.1 billion cash

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment to Comcast. Thereafter, Comcast will have certain priority registration rights with respect to its stake in TWC Inc.

Partnership Capital and Allocation of Income

      Each partner’s interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner, or its predecessor, based on the estimated fair value of the net assets each contributed to TWE (“Undistributed Contributed Capital”), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as “Cumulative Priority Capital.” Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests, principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

      A summary of the priority of Undistributed Contributed Capital, the General Partner’s ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 2002 and priority capital rates of return thereon is as set forth below:

			Priority
	Undistributed	Cumulative	Capital	% Owned
	Contributed	Priority	Rates of	by General
Priority of Undistributed Contributed Capital	Capital(a)	Capital	Return(b)	Partners

	(billions)
Series A Capital	$5.6	$22.0	13.00%	72.36%
Series B Capital	2.9 (c)	11.4	13.25%	100.00%
Residual Capital	3.3 (c)	3.3 (d)	— (d)	72.36%

(a)	Excludes partnership income or loss allocated thereto.
(b)	To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11.00% and 11.25%, respectively. The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital.
(c)	The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.
(d)	Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

      The Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

      Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners’ capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation (“special tax allocations”). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of 13.00% and 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

      TWE reported a net loss of $21.219 billion and $1.032 billion for the years ended December 31, 2002 and 2001, respectively, and net income of $229 million for the year ended December 31, 2000. In 2002, this loss included a $21.763 billion non-cash charge related to the cumulative effect of an accounting change and a $2.355 billion impairment charge for goodwill, each of which was allocated from AOL Time Warner. In addition, in 2002 there was a $1.182 billion gain attributed to the minority partners of TWE in connection with the restructuring of the TWE-Advance/Newhouse Partnership (“TWE-A/N”). In 2000, this income included a $524 million non-cash charge related to the cumulative effect of an accounting charge. Because of the priority rights over allocations of income/loss and distributions of TWE held by the General Partners, $779 million of TWE’s pretax loss for 2002 was allocated to the General Partners ($427 million to WCI and $352 million to ATC). For 2001, $681 million of TWE’s pretax loss was allocated to the General Partners ($404 million to WCI and $277 million to ATC). For 2000, all of TWE’s pretax income before cumulative effect of accounting change was allocated to the General Partners ($539 million to WCI and $371 million to ATC).

Capital Distributions

      The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under AOL Time Warner’s two senior unsecured long-term revolving bank credit agreements, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to AOL Time Warner, subject to its individual compliance with the leverage ratio covenant contained therein.

      At December 31, 2002 and 2001, the General Partners had recorded $8 million and $446 million, respectively, of stock option related distributions due from TWE, based on closing prices of AOL Time Warner common stock of $13.10 and $32.10, respectively. The General Partners are paid when the options are exercised. The General Partners also receive tax-related distributions from TWE on a current basis. During 2002, the General Partners received distributions from TWE in the amount of $497 million, consisting of $473 million of tax-related distributions and $24 million of stock option-related distributions. During 2001, the General Partners received distributions from TWE in the amount of $317 million, consisting of $53 million of tax-related distributions and $264 million of stock option-related distributions. During 2000, the General Partners received distributions from TWE in the amount of $1.003 billion, consisting of $765 million of tax-related distributions and $238 million of stock option-related distributions. Of such aggregate distributions, WCI received $294 million in 2002, $188 million in 2001 and $594 million in 2000, and ATC received $203 million in 2002, $129 million in 2001 and $409 million in 2000. In addition to the tax, stock option and General Partners’ senior priority capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Information of TWE

      Set forth below is summarized financial information of TWE.

	Years Ended December 31,

	2002	2001	2000

	(millions)
Operating Statement Information
Revenues	$16,425	$14,342	$13,178
Operating income (loss)	308	(31)	1,722
Interest expense, net	(401)	(530)	(612)
Other expense, net	(357)	(346)	(228)
Minority interest income (expense)	(28)	36	82
Income (loss) before income taxes, discontinued operations and cumulative effect of an accounting change	(478)	(871)	964
Income (loss) before discontinued operations and cumulative effect of an accounting change	(635)	(998)	807
Income (loss) before cumulative effect of an accounting change	544	(1,032)	753
Net income (loss)	(21,219)	(1,032)	229

	Years Ended December 31,

	2002	2001	2000

	(millions)
Cash Flow Information
Cash provided by operations	$4,012	$2,585	$2,576
Investments and acquisitions	(297)	(913)	(421)
Investments in available-for-sale securities	—	(18)	—
Capital expenditures from continuing operations	(1,689)	(1,604)	(1,512)
Investment proceeds	85	35	209
Borrowings	3,524	3,226	2,850
Debt repayments	(4,113)	(2,541)	(2,399)
Capital and other distributions from continuing operations	(527)	(359)	(1,048)
Increase (decrease) in cash and equivalents	762	(56)	(211)

	December 31,

	2002	2001

	(millions)
Balance Sheet Information
Cash and equivalents	$1,012	$250
Total current assets	6,103	4,908
Total assets	54,355	85,058
Total current liabilities	6,857	6,305
Long-term debt	6,947	8,049
Minority interests	888	2,191
Partners’ capital	37,117	65,405

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     TIME WARNER TELECOM PUBLIC OFFERINGS

      Time Warner Telecom, a provider of local and regional optical broadband networks and services to business customers, was formed in July 1998 when Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations. As part of that reorganization, TWE’s and TWE-A/N’s interests in Time Warner Telecom were distributed to their partners, Time Warner (including the General Partners), AT&T and the Advance/Newhouse Partnership (“Advance/Newhouse”), a partner in TWE-A/N.

      In May 1999, Time Warner Telecom completed an initial public offering of 20% of its common stock (the “Time Warner Telecom IPO”). Time Warner Telecom issued approximately 21 million shares of common stock at a price of $14 per share and raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, WCI’s ownership interest in Time Warner Telecom was diluted from approximately 28% to approximately 22% and ATC’s ownership interest in Time Warner Telecom was diluted from approximately 19% to approximately 15%.

      In January 2001, Time Warner Telecom completed a public offering of an additional 7.475 million shares of its common stock at a price of $74.44, raising proceeds of approximately $556 million. As a result, WCI’s ownership in Time Warner Telecom was diluted from approximately 22% to approximately 20% and ATC’s ownership in Time Warner Telecom was diluted from approximately 15% to approximately 14%.

      During 2002 and 2001, WCI recorded impairment charges of approximately $356 million and $542 million, respectively, while ATC recorded impairment charges of approximately $244 million and $372 million, respectively.

      As of December 31, 2002, Time Warner Telecom is owned 44% by AOL Time Warner, including 20% by WCI and 14% by ATC. The General Partners’ interests in Time Warner Telecom are being accounted for under the equity method of accounting.

7.     OTHER INVESTMENTS

      WCI’s other investments consist of:

	December 31,

	2002	2001

	(millions)
Equity method investments	$4,199	$5,972
Cost and fair-value method investments(a)	154	112

Total	$4,353	$6,084

(a)	The fair value of the General Partners’ cost-method and fair-value investments were approximately $154 million at December 31, 2002 and $112 million at December 31, 2001.

Investment Gains

      Prior to June 2002, the Columbia House Company Partnerships (“Columbia House”) was a 50-50 joint venture between AOL Time Warner and Sony Corporation of America (“Sony”). In June 2002, AOL Time Warner and Sony each sold 85% of their respective 50% interest in Columbia House to Blackstone Capital Partners III LP (“Blackstone”), an affiliate of The Blackstone Group, a private investment bank. The sale has resulted in WCI recognizing a pretax gain of approximately $97 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations. In addition, the WCI has deferred

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an approximate $5 million gain on the sale. The deferred gain primarily relates to the estimated fair value of the portion of the proceeds received as a note receivable, which will be deferred until such time as the realization of such note becomes more fully assured. As part of the transaction, AOL Time Warner, including, WCI, will continue to license music and video product to Columbia House for a five-year period.

Investment Write-Downs

      The United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in WCI’s and ATC’s portfolios. Similarly, the General Partners have experienced significant declines in the value of certain privately held investments and investments accounted for using the equity method of accounting. As a result, the General Partners recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines. These charges were approximately $446 million for WCI and $244 million for ATC in 2002, $676 million for WCI and $372 million for ATC in 2001, and $115 million for WCI and $0 for ATC in 2000, and are included in other income (expense), net in the accompanying consolidated statements of operations. The portion of the above charges relating to publicly traded securities was $433 million in 2002, $599 million in 2001 and $0 in 2000 for WCI and $244 million in 2002, $372 million in 2001 and $0 in 2000 for ATC. The significant components of these charges are discussed in detail below.

Columbia House Investment Write-Down

      In March 2000, the proposed merger between CDNOW, Inc. and Columbia House was terminated. In connection with the termination of the merger, the risk associated with the timely execution of certain strategic alternatives for Columbia House’s operations and the transformation of Columbia House’s traditional business model to an online one increased. As a result, AOL Time Warner’s management concluded that the decline in Columbia House’s business was likely to continue through the near term. As such, WCI recorded a $115 million non-cash pretax charge in the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. Additionally, in the fourth quarter of 2001, AOL Time Warner’s management concluded that a further decline in Columbia House’s business was other-than-temporary and as such, WCI recorded a $65 million non-cash pretax charge.

Time Warner Telecom Write-Down

      As discussed in Note 6, WCI has an approximate 20% interest and ATC has an approximate 14% interest in Time Warner Telecom. The value of both WCI’s and ATC’s investment was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since that time, Time Warner Telecom’s share price declined significantly and at December 31, 2001, the decline had met the 20% criteria. The General Partners also reviewed qualitative factors in accordance with its investment policy and determined that the decline in value was not temporary; therefore impairment charges of $542 million for WCI and $372 million for ATC were recognized in the fourth quarter of 2001 based upon the closing value of Time Warner Telecom common stock as of December 31, 2001.

      During 2002, the fair value of the General Partners’ investment in Time Warner Telecom continued to decline, resulting in additional impairment charges for WCI and ATC of $255 and $175 million in the first quarter, respectively, $90 million and $62 million in the second quarter, respectively, and $11 million and $7 million in the third quarter, respectively, to reduce the carrying value of the investment to fair value, which was determined by the quarter ending values of Time Warner Telecom common stock. As of December 31, 2002, the carrying value of the General Partners’ investment in Time Warner Telecom had been reduced to $0 as a result of the impairment charges and the General Partners’ share of Time Warner Telecom’s losses pursuant to the equity method of accounting. The General Partners do not have any funding commitments related to Time Warner Telecom.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments

      In addition to TWE and its equity investees, investments accounted for using the equity method and the voting ownership percentage held by WCI at December 31, 2002 include: Time Warner Telecom (approximately 20% and 14% owned by WCI and ATC, respectively; 44% owned by AOL Time Warner), and other music joint ventures (between 30% and 50% owned). A summary of combined financial information as reported by the equity investees of WCI is set forth below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Operating Results:
Revenues	$859	$1,934	$1,851
Operating loss	(265)	(115)	(216)
Net loss	(385)	(273)	(380)
Balance Sheet:
Current assets	688	871	674
Total assets	2,278	3,029	2,006
Current liabilities	409	2,027	1,130
Total liabilities	1,618	3,453	2,799
Total shareholders’ equity (deficit) or partners’ capital	660	(424)	(793)

      The above table represents the combined financial information of entities in which WCI has a significant investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on WCI’s accompanying consolidated financial statements. Consistent with the General Partners’ accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, WCI has included $4.199 billion and ATC has included $1.199 billion in “Other investments” on the accompanying consolidated balance sheets, representing the General Partners’ investments in and amounts due to and from the equity investees. Similarly, WCI has recorded $144 million of expense and ATC has recorded $7 million of expense, in other income (expense), net, in the accompanying consolidated statements of operations, representing the General Partners’ share in the pretax income (loss) of these investees.

      As discussed in Note 1, under the purchase method of accounting, the cost to acquire Time Warner was allocated to its underlying net assets, including the General Partners’ investments accounted for using the equity method of accounting, based on their estimated fair values. As a result, WCI’s investments accounted for using the equity method of accounting were adjusted upward by approximately $4.9 billion, including $992 million relating to its investment in Time Warner Telecom and ATC’s investments were adjusted upwards by approximately $3.2 billion, including $682 million related to its investment in Time Warner Telecom.

Ownership in Parent Company

      WCI and ATC own 28.9 thousand and 14.8 thousand shares, respectively, of TW Companies common stock. Such investments are accounted for at historical cost, less the portion (collectively estimated at 85%) attributable to TW Companies’ ownership of the General Partners, which is deducted from shareholders’ equity under the caption “Reciprocal interest in TW Companies stock.” The TW Companies common stock owned by the General Partners may only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933. In addition to TW Companies common stock, ATC also owns certain TW Companies debt securities. Such debt securities, which were not significant at either December 31, 2002 or December 31, 2001, are held by ATC for the

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purpose of satisfying its obligations under its stock options and restricted stock awards subsequent to the acquisition of the ATC minority interest.

8.     BORROWING ARRANGEMENTS WITH TW COMPANIES

      WCI and ATC each has a revolving credit agreement with TW Companies, which provides for borrowings from TW Companies of up to $1 billion. Each credit agreement expires on December 31, 2008. Interest on any borrowings under each credit agreement is payable quarterly at the prime rate. Each of WCI’s and ATC’s obligation to TW Companies under the credit agreement is subordinate to the General Partner Guarantees. At December 31, 2002 and 2001, there were no borrowings outstanding under these credit agreements.

9.     GENERAL PARTNER GUARANTEES

      Each General Partner has guaranteed a pro rata portion of approximately $3.3 billion of TWE’s debt and accrued interest at December 31, 2002, based on the relative fair value of the net assets each General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the consent of a majority of such holders to effect a termination; however, the Indenture permits the General Partners to engage in mergers and consolidations. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

      The portion of TWE debt and accrued interest at December 31, 2002 that was guaranteed by each General Partner, individually and on a consolidated basis for each General Partner and its subsidiaries, is set forth below:

	Total Guaranteed by
	Each General Partner

General Partner	%	Amount

	(dollars in millions)
WCI	59.27	$1,950
ATC	40.73	1,340

Total	100.00	$3,290

10.     INCOME TAXES

      Domestic and foreign pretax income (loss) are as follows:

	Years Ended December 31,

	2002		2001		2000

	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)
Domestic	$(2,322)	$(643)	$(2,830)	$(1,278)	$322	$341
Foreign	203	53	197	33	214	65

Total	$(2,119)	$(590)	$(2,633)	$(1,245)	$536	$406

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes (benefits) are as set forth below:

	Years Ended December 31,

	2002		2001		2000

	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)
Federal
Current	$(47)	$127	$(264)	$(95)	$58	$93
Deferred	(153)	(78)	(164)	(118)
State and Local
Current	12	40	(44)	(16)	73	41
Deferred	(40)	(20)	(43)	(30)
Foreign
Current(a)	159	55	103	43	165	56
Deferred	(11)	(4)	38	4	(6)	(4)

Total	$(80)	$120	$(374)	$(212)	$290	$186

(a)	Includes foreign withholding taxes set forth below.

      Foreign withholding taxes included in the foreign tax provision are as follows:

	WCI	ATC

	(millions)
2002	$71	$32
2001	63	28
2000	77	32

      No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries aggregating approximately $822 million at December 31, 2002. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

      The differences between the income tax (tax benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Taxes on income at U.S. federal statutory rate	$(723)	$(922)	$188
Nondeductible expenses	669	529	80
Foreign income taxed at different rates, net of U.S. foreign tax credits	(18)	10	(17)
State and local taxes, net	(18)	(29)	48
Other	10	38	(9)

Total	$(80)	$(374)	$290

      The relationship between income taxes and income before income taxes for the other General Partner is principally affected by the charge for the impairment of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

      As a result of the application of the purchase method of accounting in 2001, certain intangible assets and investments accounted for under the equity method of accounting were significantly adjusted upward to their fair value. Since the tax basis of these assets remained unchanged as a result of the Merger, the General

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partners recognized significant amounts of deferred tax liabilities, which relate to recorded music intangibles and equity investments in 2002 and 2001, respectively.

11.     STOCK OPTION PLANS

      AOL Time Warner has various stock option plans under which AOL Time Warner may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner and WCI. Such options have been granted to employees of WCI with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by AOL Time Warner, nor charged to WCI, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth under FAS 123, WCI’s net income (loss) would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Net income (loss), as reported	$(21,001)	$(2,259)	$44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(90)	(33)	(41)

Pro forma net income (loss)	$(21,091)	$(2,292)	$3

      For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (which, for 2000, reflect the impact of the announced Merger) used for grants to WCI employees in 2002, 2001 and 2000: dividend yields of 0% for all periods; expected volatility of 52.9%, 59.3% and 46.3%, respectively; risk-free interest rates of 4.12%, 4.88% and 6.34%, respectively; and expected term to exercise of .47 years after vesting for 2002 and 1.0 years after vesting for 2001 and 2000.

      The weighted average fair value of an option granted to WCI employees was $9.40 ($5.64, net of taxes), $25.89 ($15.53, net of taxes) and $27.50 ($16.50, net of taxes) for the years ended December 31, 2002, 2001 and 2000, respectively.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity with respect to employees of WCI is as follows:

		Weighted-
		Average
	Thousands	Exercise
	of Shares	Price

Balance at December 31, 1999.	23,532	$17.79
2000 Activity:
Granted	2,847	56.22
Exercised	(5,017)	9.78
Cancelled/Transfers(a)	156	21.67
Balance at December 31, 2000.	21,518	$24.77
2001 Activity:
Granted(b)	10,258	46.86
Exercised	(1,135)	13.84
Cancelled/Transfers(a)	(3,874)	36.80
Balance at December 31, 2001.	26,767	$36.20
2002 Activity:
Granted	7,490	$24.58
Exercised	(1,341)	10.23
Cancelled/Transfers(a)	(1,492)	40.29
Balance at December 31, 2002.	31,424	$34.35

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into WCI to and from other AOL Time Warner divisions.

(b)	In 2001, a special Founder’s Grant was issued to most individuals who were employees of AOL Time Warner during the year the Merger was consummated, only a portion of which is expected to be recurring in the future.

	December 31,

	2002	2001	2000

	(thousands)
Exercisable	17,023	15,467	19,427

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding with respect to employees of WCI at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number	Weighted-
	Outstanding	Remaining	Weighted-Average	Exercisable	Average Exercise
Range of Exercise Prices	as of 12/31/02	Contractual Life	Exercise Price	as of 12/31/02	Price

	(thousands)			(thousands)
Under $10	0	N/A	N/A	0	N/A
$10.00 to $15.00	5,199	3.79	$12.62	4,194	$12.53
$15.01 to $20.00	1,764	5.08	$16.55	1,561	$16.35
$20.01 to $30.00	7,955	8.15	$25.89	1,982	$23.65
$30.01 to $45.00	4,207	7.28	$37.96	2,869	$38.38
$45.01 to $50.00	9,394	7.67	$48.46	4,415	$47.89
$50.01 to $60.00	2,889	7.59	$56.27	1,991	$56.62
$60.01 to $90.00	16	7.25	$64.00	11	$64.00
Total	31,424	6.95 years	$34.35	17,023	$32.89

      In connection with Time Warner’s agreement to merge with America Online entered into in January 2000, all Time Warner stock options held by WCI employees at that time became fully vested and exercisable, pursuant to the terms of Time Warner’s stock option plans. In addition, on January 11, 2001, the date the Merger was consummated, each outstanding equity security of Time Warner was converted into 1.5 units of an equivalent equity security of AOL Time Warner. See Note 1 for a summary of the terms of the Merger.

12.     BENEFIT PLANS

      WCI and its subsidiaries participate in defined benefit pension plans covering substantially all domestic employees. Pension benefits under those plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. For the years ended December 31, 2002, 2001 and 2000, WCI made no contributions and recognized expense of $16 million, $7 million and $2 million, respectively, related to these plans.

      Effective January 1, 2000, substantially all of the WCI-sponsored defined benefit pension plans were merged into the defined benefit pension plan sponsored by Time Warner (currently sponsored by AOL Time Warner). The remaining WCI-sponsored plan relating to its domestic operations is not material to the consolidated financial statements of WCI.

      After the Merger, participation in the defined benefit pension plan covering domestic employees was limited to employees who previously participated in these plans. Effective January 1, 2003, however, the defined benefit plan was reopened to all eligible employees. In addition to its domestic employees, employees of WCI’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

      Certain domestic employees of WCI also participate in certain defined contribution plans of AOL Time Warner, including savings plans and profit sharing plans, as to which the expense amounted to $6 million in 2002, $5 million in 2001 and $16 million in 2000. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

13.     DERIVATIVE FINANCIAL INSTRUMENTS

      WCI uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

copyrighted products abroad. The following is a summary of WCI’s foreign currency risk management strategy and the effect of this strategy on WCI’s consolidated financial statements.

Foreign Currency Risk Management

      Foreign exchange contracts are used primarily by AOL Time Warner to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen and European currency, AOL Time Warner hedges a portion of its TWE’s and WCI’s combined foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”). The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. AOL Time Warner reimburses or is reimbursed by WCI for contract gains and losses related to WCI’s foreign currency exposure. At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of WCI’s estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period.

      WCI records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in WCI’s consolidated statement of operations.

      At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract position, $613 million of foreign exchange sale contracts and $430 million of foreign exchange purchase contracts related to WCI’s foreign currency exposure, including net contracts for the sale of $90 million of Japanese yen and $252 million of European currency, and net contracts for the purchase of $153 million of the British pound. In 2001, WCI had contracts for the sale of $448 million and purchase of $400 million of foreign currencies, including net contracts for the sale of $146 million of Japanese yen, and net contracts for the purchase of $28 million of European currency and $62 million of the British pound. WCI had deferred approximately $2 million of net losses on foreign exchange contracts at December 31, 2002, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 2002, 2001 and 2000, WCI recognized $5 million in losses, $19 million in losses and $7 million in losses, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2002 and 2001, WCI did not recognize any gains or losses as the result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     GEOGRAPHICAL INFORMATION

      Information as to WCI’s operations in different geographical areas is as follows:

	Years Ended December 31,

	2002	2001	2000

	(millions)
Revenues(a)(b)
United States	$2,429	$2,191	$2,341
United Kingdom	284	306	294
Germany	340	296	326
Japan	216	257	295
France	156	136	139
Other international	780	850	873

Total	$4,205	$4,036	$4,268

(a)	Revenues are attributable to countries based on location of customer.

(b)	Revenues reflect the provisions of EITF 01-09 and EITF 01-14 that were adopted by WCI in 2002, which require retroactive restatement of 2001 and 2000 results to reflect the new accounting provisions. As a result, the net impact of EITF 01-09 and EITF 01-14 was to increase revenues and costs by equal amounts of $107 million for 2001 and (b) reduce revenues and costs by an equal amount of $120 million in 2000.

    Because a substantial portion of WCI’s international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

15. COMMITMENTS AND CONTINGENCIES

Commitments

      WCI’s total rent expense amounted to $60 million in 2002, $55 million in 2001 and $59 million in 2000. The minimum net rental commitments of WCI under noncancellable long-term operating leases are: 2003 — $55 million; 2004 — $56 million; 2005 — $59 million; 2006 — $60 million; 2007 — $62 million and after 2007 — $58 million.

      Each General Partner is jointly and severally liable for all liabilities, commitments and contingencies of TWE and the Time Warner Service Partnerships, except for approximately $3.3 billion of TWE’s indebtedness and accrued interest, which is recourse to each General Partner only to the extent of its guarantee (Note 9).

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes separately WCI’s material firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on WCI’s liquidity and cash flow in future periods. It should be noted that there are a number of firm commitments made by WCI in the normal course of business, the following table represents the more significant of those firm commitments. WCI expects to fund these commitments with operating cash flow generated in the normal course of business.

			2007 and
Nature of Firm Commitments	2003	2004-2006	thereafter	Total

	(millions)
Talent contracts(a)	$109	$329	$109	$547
Net operating leases	55	175	120	350
Letters of credit and other firm commitments	10	11	—	21

Total firm commitments	$174	$515	$229	$918

(a)	Amount consists primarily of artist advances. Due to the unpredictable timing of these payments, estimates were made regarding which period the advances would be made in.

Contingencies

      WCI is subject to various class action lawsuits as well as actions that have been brought by various state attorneys general alleging collusive and other illegal pricing practices by the major record companies in their capacity as distributors of compact discs. Although WCI cannot predict the ultimate outcomes, WCI does not expect that the ultimate outcomes of these cases will have a material adverse impact on WCI’s financial statements or results of operations.

      In addition, on April 8, 2002, three former employees of certain subsidiaries of the Company filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U.S. District Court for the Central District of California. Plaintiffs named as defendants AOL Time Warner, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U.S. District Court for the Southern District of New York. Due to the preliminary status of this matter, the Company is unable to predict the outcome of this suit.

      TWE is subject to certain litigation relating to Six Flags. On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. Plaintiffs have agreed not to pursue

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of the punitive damages award and accrued interest until the resolution of TWE’s petition for writ of certiorari to the United States Supreme Court, which TWE filed on December 23, 2002. The petition is pending.

      The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on WCI’s business, financial condition and operating results.

16.     RELATED PARTY TRANSACTIONS

      In the normal course of conducting their businesses, the General Partners have had various transactions with AOL Time Warner, TW Companies and TWE units, generally on terms resulting from a negotiation between the affected units that in management’s view results in reasonable allocations. Employees of WCI participate in various AOL Time Warner medical, stock option and other benefit plans for which WCI is charged its allocable share of plan expenses, including administrative costs. ATC does not have a significant number of employees. AOL Time Warner’s corporate group provides various other services to WCI. The consolidated financial statements of the General Partners include transactions with AOL Time Warner relating to domestic income taxes or tax benefits (Note 10). The Music division of WCI provides home videocassette distribution services to certain TWE operations.

      TW Companies had a credit agreement with TWE allowing it to borrow up to $400 million from TWE through September 15, 2000.

      WCI earned interest income at a rate of 6.7% from TW Companies on a $610 million note receivable, which was received in December 1997 in exchange for WCI’s common stock of Hasbro. During 2000, WCI’s note receivable from TW Companies, including accrued interest, was settled through a WCI non-cash dividend in the amount of $695 million. In addition, WCI has had transactions with the Columbia House Company partnership and other music joint ventures and with equity investees of AOL Time Warner, generally with respect to sales of product in the ordinary course of business.

17. OTHER FINANCING ARRANGEMENTS

      From time to time, WCI, through AOL Time Warner, enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivables. WCI employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. WCI is able to realize cost efficiencies under these arrangements since the assets securing the financing are held by a legally separate, bankruptcy-remote SPE and provide direct security for the funding being provided. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facility

      WCI participates in one of AOL Time Warner’s accounts receivable securitization facilities, which provides for the accelerated receipt of approximately $450 million of cash, in the aggregate, on available accounts receivables, all of which was utilized as of December 31, 2002. In connection with this securitization facility, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance FAS 140, because WCI relinquished control of the

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the qualifying SPE, AOL Time Warner and WCI receive cash, for which there is no obligation to repay, and an interest-bearing note receivable, which is included in receivables on the accompanying consolidated balance sheet. In addition, AOL Time Warner and WCI service the Pooled Receivables on behalf of the qualifying SPE. Income received by AOL Time Warner and WCI in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The notes receivable, which have been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason and because the accounts receivables underlying the retained ownership interest that are sold to the qualifying SPE are generally short term in nature, the fair value of the notes receivable approximated their carrying value at both December 31, 2002 and December 31, 2001. However, notes receivable may become uncollectible to the extent the qualifying SPE has credit losses and operating expenses. The notes receivable related to the sale of Pooled Receivables to a qualifying SPE reflected on WCI’s consolidated balance sheet were $146 million at December 31, 2002 and $296 million at December 31, 2001.

      In January 2003, the FASB issued FIN 46, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the General Partners’ during the third quarter of 2003. Although the General Partners have not completed their review, the General Partners anticipate that the adoption of FIN 46 will not have a significant impact on their consolidated financial statements.

Cash Flows

      Additional financial information with respect to cash payments and receipts is as follows:

	Years Ended December 31,

	2002		2001		2000

	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)
Cash payments made for interest, net	$34	$—	$10	$—	$11	$—
Cash payments (refunds) for income taxes, net	(189)	72	(225)	(111)	73	122
Tax related distributions received from TWE	280	193	31	22	453	312
Non-cash capital distributions, net	245	168	—	—	221	152

      Non-cash financing activities in 2002 include the settlement of a WCI receivable from TW Companies through a WCI dividend of $360 million. Noncash investing activities in 2002 include the exchange of 20% of WCI’s interest in Word to Curb Records for noncash consideration of equal value.

TWE GENERAL PARTNERS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net

      Interest expense, net, consists of:

	Years Ended December 31,

	2002		2001		2000

	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)
Interest income	$7	$—	$9	$—	$8	$—
Interest expense	(66)	—	(34)	(1)	(11)	(1)

Total interest expense, net	$(59)	$—	$(25)	$(1)	$(3)	$(1)

Other Income (Expense), Net

      Other income (expense), net, consists of:

	Years Ended December 31,

	2002		2001		2000

	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)
Net investment losses(a)	$(446)	$(244)	$(676)	$(372)	$(108)	$—
Gains (losses) on equity investees	144	7	(418)	(196)	(32)	36
Securitization income (expense)	(3)	—	(12)	—	(43)	—
Other	(3)	—	18	—	(5)	—

Total other income (expense), net	$(308)	$(237)	$(1,088)	$(568)	$(188)	$36

(a)	Includes a non-cash pretax charge for WCI and ATC to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $446 million and $244 million, respectively, for the year ended December 31, 2002, approximately $676 million and $372 million, respectively, for the year ended December 31, 2001 and $108 million and $0 for the year ended December 31, 2000 (Note 7).

Other Current Liabilities

      Other current liabilities of WCI consist of:

	December 31,

	2002	2001

	(millions)
Accrued expenses	$321	$683
Accrued compensation	128	169
Accrued income taxes	22	—
Deferred revenues	51	42

Total	$522	$894

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of

Warner Communications Inc.
American Television and Communications Corporation

      We have audited the accompanying consolidated balance sheets of Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the accompanying financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI and ATC at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2000 Time Warner Inc. and Time Warner Entertainment Company, L.P. (“TWE”) each changed their film accounting method, and in 2002 WCI, ATC, AOLTW Inc. and TWE changed their method of accounting for goodwill and intangibles.

ERNST & YOUNG LLP

New York, New York

January 29, 2003

TWE GENERAL PARTNERS

SELECTED FINANCIAL INFORMATION

WCI Selected Historical Financial Information

      Selected historical financial information is not presented for ATC because ATC has no independent business operations, nor does it have significant amounts of debt or other liabilities. The financial position and results of operations of ATC are principally derived from its investments in TWE, TW Companies, Turner Broadcasting System, Inc. and Time Warner Telecom and its revolving credit agreement with TW Companies.

      The selected historical financial information of WCI set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information of WCI presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

      The selected historical financial information for 1997 reflects the merger of two former General Partners, Warner Cable Communications Inc., (“WCCI”) and Time Warner Operations Inc. (“TWOI”), into WCI (the “WCCI Merger” and the “TWOI Merger,” respectively). The WCCI Merger had no effect on the consolidated financial statements of WCI because WCCI was a consolidated subsidiary of WCI prior to the merger and, as such, WCCI’s net assets, operating results and cash flows were already included in the consolidated financial statements of WCI. The TWOI Merger was accounted for as a merger of entities under common control, similar to the pooling-of-interest method of accounting for business combinations.

Selected Operating Statement Information

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(millions)
Revenues(a)	$4,205	$4,036	$4,268	$4,052	$4,236
Operating income (loss)(b)	(1,325)	(551)	188	169	185
Equity in pretax income (loss) of TWE(c) (d)	(427)	(969)	539	1,724	248
Interest income (expense), net	(59)	(25)	(3)	73	68
Other income (expense), net(e)	(308)	(1,088)	(188)	80	(22)
Income (loss) before cumulative effect of accounting change and extraordinary item	(2,039)	(2,259)	246	1,207	218
Net income (loss)	(21,001)	(2,259)	44	1,207	218

(a)	Revenues reflect the provisions of EITF 01-09 and 01-14, which were adopted in the first quarter of 2002. As a result of applying the guidance of EITF 01-14 and 01-09, revenues were increased by $107 million in 2001, $120 million in 2000, $119 million in 1999 and $124 million in 1998. Revenues also reflect the provisions of SAB 101, which was adopted in the fourth quarter of 2000. The impact of SAB 101 was to increase revenues and costs by equal amounts of $135 million in 2000, $99 million in 1999 and $87 million in 1998.

(b)	Includes merger-related costs of approximately $8 million in 2002, $37 million in 2001 and $18 million in 2000.

(c)	Includes an approximate $1.572 billion non-cash pretax charge in 2002 representing WCI’s share of TWE’s goodwill and other intangible assets impairment charge.

(d)	Includes approximately $14 million in 2000, $1.402 billion in 1999 and $(53) million in 1998, relating to WCI’s proportionate share of net gains (losses) recognized by TWE in connection with the sale or exchange of cable television systems and other investment-related assets in 1999 and 1998, a pretax charge of $50 million recognized in 2000 in connection with the Six Flags litigation, pretax gains of $10 million recognized in 2000, $40 million recognized in 1999 and $30 million recognized in 1998 related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags, a pretax gain of approximately $215 million in connection with the early termination and settlement of a long-term, home video distribution agreement in 1999, a pretax gain of approximately $97 million in 1999 and $65 million in 2000, principally relating to the 1999 sale of an interest in CanalSatellite and a pretax noncash charge of approximately $106 million relating to Warner Bros.’ retail stores.

(e)	Includes an approximate $446 million and $676 million non-cash pretax charge in 2002 and 2001, respectively to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, a $115 million non-cash pretax charge in 2000 to reduce the carrying value of WCI’s investment in Columbia House to an estimate of fair value, an approximate $53 million pretax gain in 1999 relating to the Time Warner Telecom IPO and a $437 million pretax gain in connection with the disposal of WCI’s interest in Hasbro in 1997.

TWE GENERAL PARTNERS
SELECTED FINANCIAL INFORMATION — (Continued)

Selected Balance Sheet Information

	December 31,

	2002	2001	2000	1999	1998

	(millions)
Total assets	$30,224	$61,823	$11,046	$11,481	$10,348
Shareholders’ equity	25,991	57,424	8,776	8,737	7,701

TWE GENERAL PARTNERS

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS OF WCI
Years Ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

	(millions)
2002:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$106	$17	$(46	)(a)	$77
Reserves for sales returns and allowances	249	520	(552	)(b)	217

Total	$355	$537	$(598)		$294

2001:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$50	$60	$(4	)(a)	$106
Reserves for sales returns and allowances	217	596	(564	)(b)	249

Total	$267	$656	$(568)		$355

2000:
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$68	$—	$(18	)(a)	$50
Reserves for sales returns and allowances	222	550	(555	)(b)	217

Total	$290	$550	$(573)		$267

(a)	Represents uncollectible receivables charged against the reserve.

(b)	Represents returns or allowances applied against the reserve.

EXHIBIT INDEX

Sequential
Exhibit			Page
Number		Description	Number

2.0		Restructuring Agreement dated as of August 20, 2002 by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne”), MediaOne TWE Holdings, Inc. (“Holdings”), Comcast Corporation, AT&T Comcast Corporation, AOL Time Warner Inc. (“AOLTW”), TWI Cable Inc., Warner Communications Inc. (“WCI”), and American Television and Communications Corporation (“ATC”) (the “Restructuring Agreement”) (File No. 1-15062) (incorporated herein by reference to Exhibit 99.1 to the AOLTW Current Report on Form 8-K dated August 21, 2002).	*
3.1		Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among Time Warner Companies, Inc. (“TWCI”) and certain of its subsidiaries, ITOCHU Corporation (“Itochu”) and Toshiba Corporation (“Toshiba”) (the “TWE Partnership Agreement, as amended”) (incorporated herein by reference to Exhibit (A) to TWCI’s Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibits 10(b) and 10(c) to TWCI’s Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637) (“TWCI’s July 1992 Form 8-K”)).	*
3.2		Amendment Agreement, dated as of September 14, 1993, among Itochu, Toshiba, TWCI, US WEST, Inc. and certain of their respective subsidiaries amending the TWE Partnership Agreement, as amended (incorporated herein by reference to Exhibit 3.2 to the TWE Annual Report on Form 10-K for the year ended December 31, 1993 (the “TWE 1993 Form 10-K”)).	*
3	.3(i) and (ii)	Certificate of Incorporation and By-Laws of American Television and Communications Corporation, as amended (incorporated herein by reference to Exhibits 3.3(i) and (ii) to the TWE 1993 Form 10-K).	*
3	.3(iii)	Certificate of Ownership and Merger of American Digital Communications, Inc. into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (incorporated herein by reference to Exhibit 3.3(iii) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “TWE 1996 Form 10-K”)).	*
3	.3(iv)	Certificate of Ownership and Merger of Carolina Network Corporation into ATC as filed with the Secretary of State of the State of Delaware on May 31, 1996 (incorporated herein by reference to Exhibit 3.3(iv) to the TWE 1996 Form 10-K).	*
3	.3(v)	Certificate of Ownership and Merger of ATC Holdings II, Inc. into ATC as filed with the Secretary of State of the State of Delaware on June 28, 1996 (incorporated herein by reference to Exhibit 3.3(v) to the TWE 1996 Form 10-K).	*
3	.3(vi)	Certificate of Ownership and Merger of ARP 113, Inc. into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(vi) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “TWE 1997 Form 10-K”)).	*
3	.3(vii)	Certificate of Ownership and Merger of Philadelphia Community Antenna Television Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(vii) to the TWE 1997 Form 10-K).	*
3	.3(viii)	Certificate of Ownership and Merger of Public Cable Company into ATC as filed with the Secretary of State of the State of Delaware on August 29, 1997 (incorporated herein by reference to Exhibit 3.3(viii) to the TWE 1997 Form 10-K).	*
3	.3(ix)	Certificate of Ownership and Merger of ATC-PPV, Inc. into ATC as filed with the Secretary of State of the State of Delaware on October 7, 1998 (incorporated herein by reference to Exhibit 3.3(ix) to TWE’s Annual Report on Form 10-K for the year ended December 31, 1998).	*

i

Sequential
Exhibit			Page
Number		Description	Number

3	.4(i) and (ii)	Amended and Restated Certificate of Incorporation, as amended, and By-Laws of WCI.
4.1		Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York (“BONY”), as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s July 1992 Form 8-K).	*
4.2		Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993 (the “TWE 1993 Form S-4”)).	*
4.3		Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE 1993 Form S-4).	*
4.4		Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.4 to the TWE 1993 Form 10-K).	*
4.5		Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994).	*
4.6		Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.7 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).	*
4.7		Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and BONY, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).	*
10.1		$6 Billion Five-Year Revolving Credit Agreement, dated as of July 8, 2002, among AOLTW, TWE, Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N Partnership”), AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank (“JPMorgan Chase Bank”), as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the AOLTW Current Report on Form 8-K dated July 8, 2002 (File No. 1-15062) (the “AOLTW July 2002 Form 8-K”)).	*
10.2		$4 Billion 364-Day Revolving Credit Agreement, dated as of July 8, 2002, among AOLTW, TWE, TWE-A/N Partnership, AOL Time Warner Finance Ireland, as Borrowers, the Lenders party thereto from time to time, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and ABN AMRO Bank N.V. and BNP Paribas, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.2 to the AOLTW July 2002 Form 8-K).	*

Sequential
Exhibit		Page
Number	Description	Number

10.3	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc., (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse Broadcasting”), Advance/Newhouse Partnership (“Advance/Newhouse”) and TWE-A/N Partnership (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994).	*
10.4	Amended and Restated Partnership Agreement of TWE-A/N Partnership entered into as of February 1, 2001 by and between TWE, Advance/Newhouse and Paragon Communications (“Paragon”) (incorporated herein by reference to Exhibit 10.46 to AOL Time Warner Inc.’s Transition Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15062) (the “AOLTW 2000 Form 10-K”)).	*
10.5	First Amendment to the Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of March 1, 2001 among TWE, Advance/Newhouse and Paragon (incorporated herein by reference to Exhibit 10.47 to the AOLTW 2000 Form 10-K).	*
10.6	Seconded Amended and Restated Partnership Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.52 to the AOL Time Warner Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-15062) (the “AOLTW June 2002 Form 10-Q”)).	*
10.7	Third Amended and Restated Partnership Agreement of TWE-A/N Partnership dated as of December 31, 2002 among TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 99.1 to the AOLTW Current Report on Form 8-K dated December 31, 2002 (File No. 1-15062) (the “AOLTW December 2002 Form 8-K”)).	*
10.8	Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TW Holding Co. and TWE-A/N Partnership (incorporated herein by reference to Exhibit 99(c) to Time Warner’s Current Report on Form 8-K dated October 27, 1997 (File No. 1-12259)).	*
10.9	Transaction Agreement No. 2 dated as of June 23, 1998 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.38 to Time Warner’s Annual Report on 1998 Form 10-K (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).	*
10.10	Transaction Agreement No. 3 dated as of September 15, 1998 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).	*
10.11	Amended and Restated Transaction No. 4 Agreement dated as of February 1, 2001 among Advance Publications, Newhouse Broadcasting, Advance/Newhouse, TWE, Paragon and TWE-AN Partnership (incorporated herein by reference to Exhibit 10.52 to the AOLTW 2000 Form 10-K).	*
10.12	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N Partnership, TWE, Paragon and Advance/Newhouse (incorporated herein by reference to Exhibit 10.1 to the AOLTW June 2002 Form 10-Q).	*
10.13	Consent and Agreement dated as of December 31, 2002 among TWE-A/N, TWE, Paragon, Advance/Newhouse, TWEAN Subsidiary LLC (“TWEAN Subsidiary”) and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the AOLTW December 2002 Form 8-K).	*
10.14	Pledge Agreement dated as of December 31, 2002 among TWE-A/N, Advance/Newhouse, TWEAN Subsidiary and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the AOLTW December 2002 Form 8-K).	*

Sequential
Exhibit		Page
Number	Description	Number

10.15	Agreement Containing Consent Orders, including the Decision and Order, between AOLTW and the Federal Trade Commission signed December 13, 2000 (incorporated herein by reference to Exhibit 99.2 to the AOL Time Warner Current Report on Form 8-K dated January 11, 2001 (File No. 1-15062) (the “AOLTW January 2001 Form 8-K”)).	*
10.16	Public Notice issued by the Federal Communications Commission dated January 11, 2001 (incorporated herein by reference to Exhibit 99.4 to the AOLTW January 2001 Form 8-K).	*
10.17	Form of Restated Certificate of Incorporation of Holdings, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.3 to the AOLTW Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-15062) (the “AOLTW September 2002 Form 10-Q”)).	*
10.18	Form of Amended and Restated Agreement of Limited Partnership of TWE, by and among Time Warner Cable Inc. (“TWC”), MediaOne, ATC, AT&T and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.4 to the AOLTW September 2002 Form 10-Q).	*
10.19	Form of By-laws of TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.5 to the AOLTW September 2002 Form 10-Q).	*
10.20	Form of Registration Rights Agreement by and between AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.6 to the AOLTW September 2002 Form 10-Q).	*
10.21	Form of Registration Rights Agreement by and among MediaOne, AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.7 to the AOLTW September 2002 Form 10-Q).	*
10.22	Form of Parent Agreement among TWC, AOLTW and AT&T, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.8 to the AOLTW September 2002 Form 10-Q).	*
10.23	Form of Partnership Interest Sale Agreement among TWC, AOLTW, AT&T and MediaOne, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.9 to the AOLTW September 2002 Form 10-Q).	*
10.24	Form of Reimbursement Agreement by and among TWC, AOLTW, WCI, ATC and TWE, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.10 to the AOLTW September 2002 Form 10-Q).	*
10.25	Form of Brand License Agreement by and between WCI and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.11 to the AOLTW September 2002 Form 10-Q).	*
10.26	Form of Tax Matters Agreement among AOLTW and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.12 to the AOLTW September 2002 Form 10-Q).	*
10.27	Form of Brand and Trade Name License Agreement by and among Time Warner and TWC, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.13 to the AOLTW September 2002 Form 10-Q).	*
10.28	Registration Rights Agreement dated as of August 20, 2002 by and between MediaOne and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.14 to the AOLTW September 2002 Form 10-Q).	*
10.29	Distribution Agreement dated as of August 20, 2002 by and among TWE, WCI and AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.15 to the AOLTW September 2002 Form 10-Q).	*
10.30	Intellectual Property Agreement dated as of August 20, 2002 by and between TWE and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.16 to the AOLTW September 2002 Form 10-Q).	*

Sequential
Exhibit		Page
Number	Description	Number

10.31	Contribution Agreement dated as of August 20, 2002 by and among Holdings, WCI and the AOLTW, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.17 to the AOLTW September 2002 Form 10-Q).	*
10.32	Intellectual Property Agreement dated as of August 20, 2002 by and between Holdings and WCI, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.18 to the AOLTW September 2002 Form 10-Q).	*
10.33	Demand Promissory Note dated August 19, 2002 issued by Holdings to MediaOne in the original principal amount of $2.1 billion, related to the Restructuring Agreement (incorporated herein by reference to Exhibit 10.19 to the AOLTW September 2002 Form 10-Q).	*
21	Subsidiaries of TWE and the AOL Time Warner General Partners.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the TWE Annual Report on Form 10-K for the year ended December 31, 2002.
99.2	Certification of Principal Executive Officer and Principal Financial Officer of each of the general partners of TWE pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the TWE Annual Report on Form 10-K for the year ended December 31, 2002.

*	Incorporated by reference.

      The Registrants hereby agree to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrants’ outstanding long-term debt that are not required to be filed herewith.

v