Form 10-Q
period 2003-03-31
AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2003-05-15
CIK 5910, 104650

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2003,
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from to

Commission file number: 033-53742-14

WARNER COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2696809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

American Television and Communications Corporation	Delaware	13-2922502
(Exact name of registrant as specified in its charter)	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification Number)

75 Rockefeller Plaza
New York, New York 10019
(212) 484-8000

(Address, including zip code, and telephone number, including area code, of each registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Warner Communications Inc.’s (“WCI”) and American Television and Communications Corporation’s (“ATC”) (collectively, the “Companies”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of the Companies’ businesses, as well as recent developments that the Companies’ believe are important in understanding the results of operations and to anticipate future trends in those operations. As discussed in further detail below, the results of WCI and ATC have been retroactively restated to reflect the restructuring of Time Warner Entertainment Company, L.P. (“TWE”), which occurred on March 31, 2003 (the “TWE Restructuring”).

•	Results of operations. This section provides an analysis of WCI’s results of operations for the three months ended March 31, 2003 compared to the same period in 2002. As only WCI has independent business operations, the results of ATC are not discussed. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Companies’ financial condition and WCI’s cash flows, as well as a discussion of the Companies’ outstanding debt and commitments, both firm and contingent. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund WCI’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Companies manage exposure to potential loss arising from adverse changes in foreign currency exchange rates and changes in the market value of investments.

•	Critical accounting policies. This section discusses those accounting policies that are considered important to the Companies’ financial condition and results and require significant judgment and estimates on the part of management in their application. In addition, all of the Companies’ significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, businesses or financial results of the Companies or its business segments and how certain forward-looking statements made by the Companies in this report, including throughout MD&A and in the accompanying consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

      As discussed in more detail below, the TWE Restructuring has significantly impacted the operations of WCI. Pursuant to accounting principles generally accepted in the United States, the information included herein has been adjusted to reflect the impact of the TWE Restructuring and other transfers of assets under common control (e.g., the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures (the “Library division”) for all periods presented. In addition, these transactions have resulted in significant changes to certain of WCI’s disclosures in the MD&A section of WCI’s Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, WCI has included in this interim filing certain disclosures with respect to the year ended December 31, 2002, which have been restated to include the impact of the TWE Restructuring and other transfers of assets under common control. In addition, an update to the annual disclosure has been provided for any material changes occurring during the first quarter of 2003.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

OVERVIEW

Description of Business

      AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner, and WCI and ATC each became an indirect wholly owned, subsidiary of AOL Time Warner. WCI and ATC are registrants because they guarantee the public debt of TWE.

      As a result of the TWE Restructuring discussed below, WCI has interests in a majority of AOL Time Warner’s filmed entertainment operations, including the operations of Warner Bros. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, a portion of AOL Time Warner’s television network businesses, including Home Box Office (“HBO”) and The WB Network, and substantially all of AOL Time Warner’s music operations, including copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels including Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI holds a 74.6% economic interest in Time Warner Cable Inc. (“TWC Inc.”) representing a 44.5% voting interest. All of AOL Time Warner’s interests in cable television systems are held through or for the benefit of TWC Inc. WCI accounts for its interest in TWC Inc. under the equity method of accounting based upon its 44.5% voting interest.

      WCI classifies its business interests into three fundamental areas: Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing.

      ATC does not conduct independent business operations. The financial position and results of operations of ATC are principally derived from its investments in WCI, TWE, Time Warner Companies, Inc. (“TW Companies”), Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”) all of which are accounted for using the equity-method of accounting.

TWE Restructuring

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the TWE Restructuring. As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC Inc.”). As part of the restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc., as part of the restructuring.

      Comcast’s 21.0% economic interest in TWC Inc’s cable business is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.'s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. ATC also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      As part of the TWE Restructuring, ATC transferred the majority of its interest in TWE to WCI in exchange for a 22.6% interest in WCI. WCI holds a 74.6% ownership interest in TWC Inc., which represents a 44.5% voting interest. In addition, concurrent with the TWE Restructuring, TBS, an indirect wholly-owned subsidiary of AOL Time Warner, transferred its interest in the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures to WCI in exchange for an ownership interest in WCI (the “Film Library Transfer”).

      The transfer of businesses and investments between consolidated subsidiaries of AOL Time Warner (i.e., TWE’s transfer of content businesses to WCI, ATC’s transfer of its interest in TWE to WCI and the Film Library Transfer) have been recorded at historical carrying value as a transfer of assets under common control. As such, consistent with accounting principles generally accepted in the United States, the financial information included herein, has been adjusted to reflect the impact of the common control transfers for all periods presented.

      The purchase consideration paid by AOL Time Warner in the TWE Restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC Inc.	$2,100
Issuance of AOLTW mandatorily convertible preferred stock to Comcast	1,500
Value of cable assets transferred to Comcast	1,000
Acquisition costs	44

Total purchase consideration	$4,644

      Of the $4.644 billion purchase consideration paid by AOL Time Warner, $3.245 billion of purchase consideration is attributable to the incremental interest in the content businesses acquired. A preliminary allocation of the purchase consideration has been performed and the purchase consideration has been allocated to the net assets acquired ($1.818 billion) with the balance reflected as goodwill at WCI. The goodwill will not be amortized but will be tested for impairment on an annual basis.

Use of EBITDA

      WCI considers EBITDA to be an important indicator of WCI’s operational strength and performance of its businesses. EBITDA is defined as operating income (loss) before non-cash depreciation of tangible assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets. EBITDA eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization or write-downs of certain intangible assets, including goodwill, that were recognized in business combinations.

      EBITDA should be considered in addition to, not as a substitute for WCI’s operating income (loss), net income (loss) and various cash flow measures (e.g., cash provided by operations), or other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

WCI’S RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of WCI’s operating results has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended

	3/31/03	3/31/02

	(millions)
Merger and restructuring costs	$—	$(5)
Loss on write-down of investments	(18)	(248)
Gain on sale of assets	36	—

Pretax impact	18	(253)
Income tax impact	(7)	101

After-tax impact	$11	$(152)

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      For the three months ended March 31, 2003 these items included (i) approximately $36 million in gains on the sale of certain investments, including a $35 million gain on the sale of WCI’s interest in an international theater chain (Note 4) and (ii) a non-cash charge of $18 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value (Note 4).

      For the three months ended March 31, 2002, these items included (i) merger and restructuring costs of $5 million (Note 3) and (ii) a non-cash charge of $248 million, including a $258 million charge to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value and a $10 million gain related to market fluctuations on equity derivative instruments. Included in the $258 million charge is a $255 million non-cash charge to reduce the carrying value of WCI’s investment in Time Warner Telecom, an equity investment (Note 4).

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Consolidated Results

      Revenues. WCI’s consolidated revenues by category are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$629	$595	6%
Advertising	138	108	28%
Content	2,747	2,454	12%
Other	185	175	6%

Total revenues	$3,699	$3,332	11%

      The 6% increase in Subscription revenues was principally due to increases in the number of subscribers and in subscription rates at the Networks segment. The 28% increase in Advertising revenues was primarily related to higher advertising rates and ratings at the Networks segment. The 12% increase in Content revenues was principally due to improved results at the Networks and the Filmed Entertainment segments related to improved worldwide home video results, offset in part by lower results at the Music segment related to lower recorded music sales. The 6% increase in Other revenues was primarily due to an increase in DVD manufacturing sales at the Music segment.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

Reconciliation of Consolidated EBITDA to Operating Income and Net Income

      The following table reconciles EBITDA to operating income and in addition provides the components from operating income to net income (loss) for purposes of the discussions that follow:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
EBITDA	$525	$438	20%
Depreciation expense	(65)	(55)	18%
Amortization of goodwill and other intangible assets	(111)	(90)	23%

Operating income	349	293	19%
Equity in pretax income of TWC Inc.	108	111	(3%)
Interest expense, net	(38)	(43)	(12%)
Other income (expense), net	40	(263)	NM

Income before income taxes and cumulative effect of an accounting change	459	98	NM
Income tax expense	(185)	—	NM
Cumulative effect of accounting change	—	(27,628)	NM

Net income (loss)	$274	$(27,530)	NM

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      EBITDA. WCI’s EBITDA increased 20% to $525 million in 2003 from $438 million in 2002 principally as a result of double-digit increases at the Filmed Entertainment and Networks segments, offset in part by declines at the Music segment. The segment changes are discussed in detail under “Business Segment Results” below. In 2002, EBITDA included merger and restructuring costs of $5 million at the Music segment.

      Depreciation Expense. Depreciation expense increased to $65 million in 2003 from $55 million in 2002 principally due to increases at the Music segment as discussed in detail under “Business Segment Results” below.

      Amortization Expense. Amortization expense increased to $111 million in 2003 from $90 million in 2002. The increase in amortization expense in 2003 was principally due to increases at the Music segment as discussed in detail under “Business Segment Results” below.

      Operating Income. WCI’s operating income increased to $349 million in 2003 from $293 million in 2002. The improvement in operating income related to an increase in business segment EBITDA noted above and discussed in detail under “Business Segment Results,” offset in part by an increase in depreciation and amortization expense at the Music segment as discussed below.

      Equity in Pretax Income of TWC Inc. Equity in pretax income of TWC Inc. decreased to $108 million in 2003 from $111 million in 2002 primarily due to a decrease in pretax income of TWC Inc. primarily resulting from an increase in depreciation expense.

      Interest Expense, Net. Interest expense, net, decreased to $38 million in 2003, from $43 million in 2002, as a result of a decrease in interest rates, which was offset in part by an increase in WCI’s long-term debt with related parties.

      Other Income (Expense), Net. Other income (expense), net, was $40 million of income in 2003, compared to expense of $263 million in 2002. The improvement primarily relates to a reduction in the losses from the write-down of investments ($18 million in 2003 compared to $248 million in 2002), gains of $36 million in 2003 related to the sale of investments and an increase in income from investments accounted for using the equity method of accounting ($45 million of income in 2003 compared to $2 million of losses in 2002).

      Income Tax Expense. WCI had income tax expense of $185 million in 2003, compared to $0 in 2002. WCI’s pretax income was $459 million in 2003 compared to $98 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $161 million in 2003 and $34 million in 2002. The effective rate in each period differs from the federal statutory rate as a result of several factors, including non-temporary differences, foreign income taxed at different rates and state and local income taxes.

      Net Income (Loss). WCI had net income of $274 million in 2003 compared to a net loss of $27.530 billion in 2002. Net loss for 2002 includes a $27.628 billion charge relating to a cumulative effect of an accounting change in 2002 (Note 2). Excluding this item, WCI’s net income before the cumulative effect of an accounting change was $98 million in 2002. The increase in WCI’s income before the cumulative effect of an accounting change was primarily the result of an overall increase in EBITDA and an increase in other income, net, offset in part by a reduction in income from WCI’s investment in TWC Inc., increased depreciation and amortization expense and higher income tax expense.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Business Segment Results

      Filmed Entertainment. Revenues, EBITDA, depreciation, amortization and operating income of the Filmed Entertainment segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Advertising	$2	$2	—
Content	1,891	1,716	10%
Other	67	55	22%

Total revenues	$1,960	$1,773	11%

EBITDA	$235	$190	24%
Depreciation	(19)	(18)	6%
Amortization	(45)	(44)	2%

Operating income	$171	$128	34%

      The 11% increase in total revenues was driven by a 10% increase in Content revenues. This increase was primarily related to improved worldwide home video results, primarily related to DVD sales, and improvements in television, primarily related to the timing of deliveries of network series and the timing of international television availabilities. These increases were offset in part by declines in theatrical performance and difficult comparisons to the prior year, which benefited from the strong carryover of the international results of Harry Potter and the Sorcerer’s Stone.

      EBITDA and operating income increased due primarily to the higher revenues and improved margin contribution from the theatrical and television businesses, as well as lower print and advertising expenses in the period, offset in part by fair value adjustments on certain future theatrical releases.

      Networks. Revenues, EBITDA, depreciation, amortization and operating income of the Networks segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Subscription	$629	$595	6%
Advertising	141	111	27%
Content	278	76	266%
Other	3	—	NM

Total revenues	$1,051	$782	34%

EBITDA	$220	$169	30%
Depreciation	(6)	(7)	(14)%
Amortization	(3)	(3)	—

Operating income	$211	$159	33%

      The 6% increase in Subscription revenues was due to an increase in the number of subscribers and higher rates at HBO. The WB Network’s higher advertising rates, higher ratings and the impact of an expanded Sunday night schedule that began in September 2002 drove the 27% increase in Advertising revenues. The 266% increase in Content revenues was primarily due to higher home video sales at HBO, including My Big Fat Greek Wedding (released in February 2003) and HBO’s original programming.

      EBITDA and operating income increased primarily due to the increase in total revenues described above. This was offset in part by higher programming costs at HBO and The WB Network and higher participations related to the increase in Content revenues at HBO.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Music. Revenues, EBITDA, depreciation, amortization and operating income (loss) of the Music segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended

	3/31/03	3/31/02	% Change

	(millions)
Revenues:
Content	$688	$763	(10)%
Other	226	184	23%

Total revenues	$914	$947	(3)%

EBITDA	$87	$91	(4)%
Depreciation	(38)	(28)	36%
Amortization	(63)	(43)	47%

Operating income (loss)	$(14)	$20	NM

      The 10% decline in Content revenues was primarily related to the industry-wide impact of piracy on worldwide music sales, which is expected to continue. This decrease was partially offset by an approximate $50 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to that of the U.S. dollar. The 23% increase in Other revenues was primarily related to an increase in the worldwide DVD manufacturing volume, due in part, from the timing of certain key releases and an approximate $10 million favorable impact of foreign currency exchange rates, offset in part by lower DVD manufacturing prices. As of March 31, 2003, the Music segment had year-to-date domestic album market share of 17.8% as compared to year-to-date market share of 17.0% at December 31, 2002 and 18.0% as of March 31, 2002.

      The decrease in EBITDA is due primarily to the overall decline in recorded music sales, partially offset by increased DVD manufacturing volume and lower overhead costs resulting from the restructuring of the recorded music operations. In addition, EBITDA reflects a $12 million net benefit to accrual reversals, including lower than expected employee compensation costs related to the restructuring of compensation plans, partially offset by increased reserves related to certain music publishing advances. The operating loss in 2003 is due primarily to the aforementioned changes in EBITDA, as well as higher depreciation expense related to increased capital expenditures associated with the DVD manufacturing business and higher amortization expense, which is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 years to 15.

FINANCIAL CONDITION AND LIQUIDITY

March 31, 2003

Current Financial Condition

      At March 31, 2003, WCI had $970 million of related party debt, $686 million of cash and equivalents (net debt of $284 million, defined as total debt less cash and equivalents) and $39.673 billion of shareholders’ equity. This compares to $887 million of debt, $179 million of cash and equivalents (net debt of $708 million) and $34.823 billion of shareholders’ equity at December 31, 2002.

      At March 31, 2003, ATC had $15.117 billion of shareholders’ equity. This compares to $14.049 billion of shareholders’ equity at December 31, 2002. ATC did not own any cash and equivalents and had no debt outstanding at March 31, 2003 and December 31, 2002.

      In addition, in April 2003, WCI agreed to sell its 50% ownership interest in Comedy Central for $1.225 billion in cash, and this transaction is expected to close in the second quarter of 2003. Also during April 2003, WCI paid $391 million related to the settlement of certain litigation (Note 11).

      As discussed in more detail below, management believes that WCI’s and ATC’s operating cash flow, cash and equivalents and borrowing capacity under its credit agreements, with AOL Time Warner and TW Companies and other financing agreements, are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

      WCI’s cash and cash equivalents increased to $686 million as of March 31, 2003 from $179 million as of December 31, 2002. See below for a discussion of the change.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Operating Activities

      Cash provided by operations decreased to $1.012 billion for the first three months of 2003, compared to $1.284 billion in the first three months of 2002. The decrease in cash flow from operations is primarily related to a decrease in cash generated by working capital and an increase in cash taxes paid, offset in part by an increase in EBITDA. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, collection of sales proceeds and similar items.

      Sources of cash provided (used) by operations are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
EBITDA	$525	$438
Net interest payments	(6)	(7)
Net income taxes refunded (paid)	(209)	(128)
All other, including working capital changes	702	981

Cash provided by operations	$1,012	$1,284

Investing Activities

      Cash used by investing activities decreased to $188 million for the first three months of 2003, compared to $210 million in 2002. The decrease in cash used by investing activities is primarily due to the lower level of cash used for investments and acquisitions and an increase in investment proceeds, offset in part by an increase in capital expenditures.

      Sources of cash provided (used) by investing activities are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Investments and acquisitions	$(148)	$(173)
Capital expenditures	(48)	(37)
Investment proceeds from available-for-sale securities	2	—
Other investment proceeds	6	—

Cash used by investing activities	$(188)	$(210)

Financing Activities

      Cash used by financing activities decreased to $317 million for the first three months of 2003 compared to $1.031 billion in 2002. The decrease in cash used by financing activities is principally due to a decrease in dividends and a smaller increase in amounts due from AOL Time Warner, offset in part by an increase in cash from other financing activities.

      Sources of cash provided (used) by financing activities are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Dividends	$(12)	$(26)
Increase in due from AOL Time Warner	(357)	(1,005)
Other	52	—

Cash used by financing activities	$(317)	$(1,031)

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Outstanding Debt and Other Financing Arrangements

Borrowing Arrangements with TW Companies

      During 2002, WCI and ATC each had a revolving credit agreement with TW Companies. On March 31, 2003, ATC’s intercompany facility was terminated. The WCI facility was modified to allow WCI to both borrow from and lend to TW Companies on an as needed basis. The revised facility has no stated maturity date and no specified limit on the amount lent or borrowed by either entity. Interest on any outstanding borrowings is payable in amounts and at intervals consistent with AOL Time Warner’s 5-year revolving credit facility (or any successor facility thereto).

Other Financing Arrangements

      From time to time, WCI enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. WCI employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. These arrangements are cost-efficient for WCI since the assets securing the financing are held by legally separate, bankruptcy-remote SPEs and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities. The assets and financing associated with these arrangements generally qualify for off-balance sheet treatment (Note 6).

      The following table summarizes WCI’s financing arrangements with SPEs at December 31, 2002:

	Committed	Unused	Outstanding
	Capacity	Capacity	Utilization

	(millions)
Accounts receivable securitization facilities (a)	$450	$—	$450
Backlog securitization facility (a)(b)	500	—	500

Total other financing arrangements	$950	$—	$950

(a)	Ability to use accounts receivable securitization facilities and backlog securitization facility depends on availability of qualified assets.

(b)	The outstanding utilization on the backlog securitization facility is classified as deferred revenue on the accompanying consolidated balance sheet.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPE’s) be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for WCI during the third quarter of 2003. Management anticipates that the adoption of FIN 46 will not result in a material impact to WCI’s consolidated financial statements.

Film Sale-Leaseback Transactions

      From time to time, WCI has entered into arrangements with investors in which certain films are sold and leased back. The sale-leaseback of the films allows the foreign investors to claim certain tax benefits of ownership of the film master negatives while WCI maintains control over all exploitation rights and privileges to the films. Such entities are capitalized with the investors’ capital and debt and the investors participate in all of the profits or losses of the entities. The present value to these entities of the future revenue streams attributable to these transactions was approximately $1.3 billion as of December 31, 2002. WCI does not consolidate nor participate in the operating results of the entities. WCI retains certain proceeds of the transactions as consideration for entering into the sale-leaseback transactions, and records the consideration received as a reduction of corresponding film costs. The benefit to WCI from these transactions that was recognized as a reduction to film cost amortization was $47 million in 2002.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Rating Triggers and Financial Covenants

      The financing arrangements with certain SPEs discussed above contain customary covenants. A breach of such covenants that continues beyond any grace period constitutes a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on WCI for the receivables or backlog contracts previously sold. WCI is not subject to any other covenants as a result of the other financing arrangements discussed above.

      As of March 31, 2003 and through the date of this filing, WCI was in compliance with all covenants. Management does not expect that WCI will have any difficulty complying with the covenants currently in place in the foreseeable future.

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

      The following table summarizes WCI’s material firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on WCI’s liquidity and cash flow in future periods. Amounts are not materially different at March 31, 2003. In addition, the table reflects the timing of principal payments on outstanding debt, which has been previously discussed under “Outstanding Debt and Available Financial Capacity.” It should be noted that although there are a number of firm commitments made by WCI in the normal course of business, the following table represents the more significant of those firm commitments. WCI expects to fund the firm commitments with operating cash flow generated in the normal course of business.

			2007
Firm Commitments and Outstanding Debt at December 31, 2002	2003	2004-2006	and thereafter	Total

	(millions)
Programming and production deals	$1,261	$1,858	$2,715	$5,834
Net operating leases	162	464	929	1,555
Talent contracts and other firm commitments	259	383	118	760

Total firm commitments	1,682	2,705	3,762	8,149
Total principal outstanding on long-term debt	5	2	880	887

Total firm commitments and outstanding debt	$1,687	$2,707	$4,642	$9,036

      Following is a description of WCI’s firm commitments at December 31, 2002:

•	The Networks segment (HBO and The WB Network) enters into agreements with studios to air movies and licensed and original series they produce.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for WCI’s real estate and operating equipment in various locations around the world.

Contingent Commitments

      WCI also has certain contractual arrangements that would require WCI to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, WCI has guaranteed certain lease obligations of joint venture investees. In this circumstance, WCI would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. WCI does not expect that these contingent commitments will result in any material amounts being paid by WCI in the foreseeable future.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The following table summarizes separately WCI’s contingent commitments at December 31, 2002. Amounts are not materially different at March 31, 2003. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not necessarily mean that WCI expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments

	Total			2007
Nature of Contingent Commitments at December 31, 2002	Commitments	2003	2004-2006	and thereafter

	(millions)
Guarantees	$4,156	$62	$310	$3,784
Letters of credit and other contingent commitments	42	10	1	31

Total contingent commitments	$4,198	$72	$311	$3,815

      Prior to the TWE restructuring, TWE had various contingent commitments, including guarantees, related to the content businesses. In connection with the TWE restructuring, some of these commitments were not readily transferable with their applicable business and they remain contingent commitments of TWE. AOL Time Warner and WCI have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains party to these commitments. These contingent commitments are included in the table above.

      Guarantees include guarantees that WCI has provided on certain of TWE’s debt and accrued interest, which was $2.283 billion at March 31, 2003 and $1.950 billion as of December 31, 2002 (Note 6), as well as guarantees on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which WCI was or is a venture partner.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 did not have a material impact on WCI’s consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, WCI has modified its disclosures herein as required.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for WCI’s Filmed Entertainment segment was approximately $3.4 billion at March 31, 2003, compared to approximately $3.2 billion at December 31, 2002, including amounts relating to the licensing of film product to WCI’s Networks segment of approximately $355 million at March 31, 2003 and approximately $405 million at December 31, 2002.

      Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or, as referenced above and discussed in more detail in Note 6 to the accompanying consolidated financial statements, on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. Of the approximately $3.4 billion of backlog relating to the Filmed Entertainment segment as of March 31, 2003, WCI has recorded approximately $659 million of deferred revenue on the accompanying consolidated balance sheet, representing cash received through the utilization of the securitization facility and other advanced payments. The backlog excludes filmed entertainment advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

MARKET RISK MANAGEMENT

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and changes in the market value of investments.

Foreign Currency Risk

      AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, AOL Time Warner enters into foreign exchange contracts to hedge WCI’s film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”), including those related to WCI. At December 31, 2002, AOL Time Warner had effectively hedged approximately 75% of WCI’s estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the ensuing hedging period. The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars, therefore, the hedging period covers fifteen months. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months providing continuous coverage throughout the hedging period. WCI is reimbursed by or reimburses AOL Time Warner for AOL Time Warner contract gains and losses related to WCI’s foreign currency exposure. At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract position, $1.424 billion of foreign currency exchange sale contracts and $1.162 billion of the foreign exchange purchase contracts related to WCI’s foreign currency exposure, including net contracts for the sale of $45 million of Canadian dollars, $155 million of Japanese yen and $428 million of European currency and for the purchase of $356 million of the British pound.

      Based on AOL Time Warner’s outstanding foreign exchange contracts related to WCI’s exposure at December 31, 2002, which are not materially different at March 31, 2003, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2002 would result in approximately $13 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2002 would result in $13 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the hedging period from the sale of U.S. copyrighted products abroad.

Equity Risk

      The Companies are exposed to market risk as it relates to changes in market value of its investments. The Companies invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industries in which the Companies operate. These securities, which are classified in “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities and equity derivative instruments. As of December 31, 2002, WCI had $172 million of cost-method investments, primarily relating to private equity securities, $186 million of fair value investments, primarily relating to public equity securities, and $17.445 billion of investments accounted for using the equity method of accounting.

      Over the past few years, the Companies experienced significant declines in the value of certain investments. As a result, WCI recorded non-cash pretax charges of $18 million in the first quarter of 2003 and $446 million in 2002 ($258 million of which was in the first quarter of 2002). These charges were primarily to reduce the carrying value of certain publicly traded and privately held investments and investments accounted for using the equity method of accounting that had experienced other–than-temporary declines in value. While WCI and ATC have recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in their respective portfolios may experience an other-than-temporary decline in value in the future if the underlying investee experiences poor operating results or the U.S. equity markets experience future broad declines in value. See Note 4 to the accompanying consolidated financial statements for additional discussion.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission’s (“SEC”) Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”) suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. WCI believes the following represent the critical accounting policies of WCI as contemplated by FRR 60. For a summary of all of WCI’s significant accounting policies, see Note 1 to the accompanying consolidated financial statements.

Merger Accounting

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired in a business combination can significantly impact net income. For example, different classes of assets will have useful lives that differ—the useful life of a customer list may not be the same as the useful life of a music catalogue or copyright. Consequently, to the extent a longer-lived asset (e.g., music copyright) is ascribed greater value under the purchase method than a shorter-lived asset (e.g., customer list), there may be less amortization recorded in a given period.

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, WCI uses the one-year period following the consummation of a merger to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that require more judgment in determining fair values and useful lives is intangible assets. To assist in this process, WCI may obtain appraisals from independent valuation firms for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, two approaches are primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions are made based on available historical information.

Accounting for Goodwill and Other Intangible Assets

      During 2001, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that, effective January 1, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 also requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit (generally, WCI’s operating segment) with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, WCI obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, WCI performs internal analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

      During the first quarter of 2002, upon adoption of FAS 142, WCI and ATC completed their initial impairment reviews and recorded $27.628 billion and $7.085 billion non-cash pre-tax charges, respectively, for the impairment of goodwill, substantially all of which was generated in the Merger. These charges are reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Approximately $17 billion of WCI’s charge and all of ATC’s charge related to investments in consolidated AOL Time Warner segments that WCI and ATC account for under the equity method of accounting. These charges are non-operational and non-cash in nature and do not affect WCI’s or ATC’s liquidity.

Investments

      WCI’s investments are comprised of fair value investments, including available-for-sale investments, investments accounted for using the cost method of accounting and investments accounted for using the equity method of accounting. A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by WCI in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”) or the quoted market price of the security is 50% or more below the security’s cost basis at any quarter end (the “50% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% and 50% criteria are not satisfied (e.g., plan to sell the security in the near term and the fair value is below WCI’s cost basis).

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

      Over the past few years, the United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in WCI’s portfolio. Similarly, WCI experienced significant declines in the value of certain privately held investments and investments accounted for using the equity method of accounting. As a result, WCI recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines, and to reflect market fluctuations in equity derivative instruments. These charges were approximately $18 million in the first quarter of 2003 and approximately $446 million in 2002 ($258 million of which was recognized in the first quarter of 2002, offset in part by a $10 million gain related to market fluctuations on equity derivative instruments). These charges were included in other income (expense), net in the accompanying consolidated statement of operations. The portion of the above charges relating to publicly traded securities was $1 million in the first quarter of 2003 and $433 million in 2002.

Revenue and Cost Recognition

      One area related to revenue and cost recognition which incorporate significant judgment and estimates by management is film revenue and cost recognition.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Revenues and Costs

      An aspect of film accounting that requires the exercise of judgment relates to the process of estimating the total revenues to be received throughout a film’s life cycle. Such estimate of a film’s “ultimate revenue” is important for two reasons. First, while a film is being produced, and the related costs are being capitalized, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred including exploitation costs, in order to determine whether the value of a film has been impaired and, thus, requires an immediate write off of unrecoverable film costs. Second, the amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets, throughout its life cycle, is based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues. Similarly, the recognition of participations and residuals is recognized based upon the proportion of the film’s revenues recognized for such period to the film’s estimated ultimate total revenues.

      Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the star power of the lead actors and actresses, the genre of the film and the expected number of theaters at which the film will be released. Management updates such estimates based on the actual results of each film. For example, a film which has resulted in lower-than-expected theatrical revenues in its initial weeks of release would generally have its theatrical, home video and distribution ultimate revenues adjusted downward; a failure to do so would result in the understatement of amortized film costs for the period. Since the total film cost to be amortized for a given film is fixed, the estimate of ultimate revenues impacts only the timing of film cost amortization.

Gross Versus Net Revenue Recognition

      In the normal course of business, WCI acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Filmed Entertainment segment distributes films on behalf of independent film producers and the Music segment distributes music product (e.g., CD and DVDs) on behalf of third-party record labels.

      The accounting issue encountered in these arrangements is whether WCI should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) flows through operating income. Accordingly, the impact on operating income is the same whether WCI records the revenue on a gross or net basis. For example, if the Music segment distributes a CD to a wholesaler for $15 and passes $10 to the third-party record label, should the Music segment record gross revenue from the wholesaler of $15 and $10 of expenses or should they record the net revenues withheld of $5? In either case, the impact on operating income is $5.

      Determining whether revenue should be reported gross or net is based on an assessment of whether WCI is acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent WCI is acting as a principal in a transaction, it reports as revenue the payments received on a gross basis. To the extent WCI is acting as an agent in a transaction, it reports as revenue the payments received less commissions and other payments to third parties (i.e., on a net basis). The determination of whether WCI is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

      In determining whether WCI serves as principal or agent in these arrangements, WCI follows the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, WCI serves as the principal in transactions in which it has substantial risks and rewards of ownership. The indicators that WCI has substantial risks and rewards of ownership are as follows:

•	WCI is the supplier of the products or services to the customer;

•	WCI has general inventory risk for a product before it is sold;

•	WCI has latitude in establishing prices;

•	WCI has the contractual relationship with the ultimate customer;

•	WCI modifies and services the product purchased to meet the ultimate customer specifications;

•	WCI has discretion in supplier selection; and

•	WCI has credit risk.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     Conversely, pursuant to EITF 99-19, WCI serves as agent in arrangements where WCI does not have substantial risks and rewards of ownership. The indicators that WCI does not have substantial risks and rewards of ownership are as follows:

•	The supplier (not WCI) is responsible for providing the product or service to the customer;

•	The supplier (not WCI) has latitude in establishing prices;

•	The amount WCI earns is fixed; and

•	The supplier (not WCI) has credit risk.

      Based on the above criteria and for WCI’s more significant transactions that management evaluated, the Filmed Entertainment segment records revenue from the distribution of films on behalf of independent film producers on a gross basis and the Music segment records the distribution of product on behalf of third-party record labels on either a gross or net basis, depending on the terms of the contract.

Accounting for Artist Advances

      Another area of judgment affecting reported net income is management’s estimate of the recoverability of artist advances. The recoverability of those assets is based on management’s forecast of anticipated revenues from the sale of future and existing music. In determining whether those amounts are recoverable, management evaluates the current and past popularity of the artists, the initial commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based on this information, management expenses the portion of such advances that it believes is not recoverable.

Sales Returns and Uncollectible Accounts

      One area of judgment affecting reported revenue and net income is management’s estimate of product sales that will be returned and the amount of the receivables that will ultimately be collected. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of WCI’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

      Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and an analysis of receivables aging that determines the percent that has historically been uncollected by aged category. Based on this information, management reserves an amount that is believed to be uncollectible.

RISK FACTORS AND CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Risk Factors

      If the events discussed in these risk factors occur, the Companies’ business, financial condition, results of operations or cash flows could be materially adversely affected.

      Technological developments may adversely affect WCI’s competitive position and limit its ability to protect its valuable intellectual property rights. WCI’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	WCI’s Filmed Entertainment and Network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

•	WCI’s Music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability to enforce WCI’s intellectual property

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Companies are under no obligation to, and expressly disclaim any obligation to, update or alter the forward-looking statements whether as a result of such changes, new information, future events or otherwise.

      The Companies operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The Companies actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the Companies or its business segments in the future and could also cause actual results to differ from those contained in the forward-looking statements, including those identified in the Companies’ other filings with the SEC and the following:

For WCI’s Filmed Entertainment businesses:

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

For WCI’s Networks businesses:

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

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
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

      For the Companies, the overall financial strategy, including growth in operations and maintaining a strong balance sheet, could be adversely affected by significant acquisitions, dispositions or other transactions, economic slowdowns, the impact of war, and changes in the Companies’ plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at the segments of WCI may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

Item 4.  Controls and Procedures

      Within the 90-day period prior to the filing of this report, each of WCI and ATC, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a – 14(c)) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of each of WCI and ATC concluded that its disclosure controls and procedures are effective in timely making known to them material information relating to such company and its consolidated subsidiaries required to be disclosed in its reports filed or submitted under the Exchange Act. WCI and ATC have investments in certain unconsolidated entities. As WCI and ATC do not control or manage these entities, their disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to their consolidated subsidiaries. There have been no significant changes in the internal controls of WCI and ATC or in other factors that could significantly affect the internal controls subsequent to the date they completed their respective evaluations.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	WCI		ATC

	March 31,	December 31,	March 31,	December 31,
	2003	2002(a)	2003	2002(a)

	(millions)
ASSETS
Current assets
Cash and equivalents	$686	$179	$—	$—
Receivables, including $1.260 billion and $742 million due from AOL Time Warner, less allowances of $1.414 billion and $1.908 billion	3,601	4,294	—	—
Inventories	1,094	1,002	—	—
Other current assets	1,128	1,146	—	—

Total current assets	6,509	6,621	—	—
Noncurrent inventories and film costs	2,279	2,205	—	—
Investment in TWC Inc.	13,622	12,245	—	—
Investment in TWE	—	—	2,599	2,597
Investment in WCI	—	—	11,093	10,213
Investment in ATC	1,062	1,029	—	—
Other investments, including available-for-sale securities	4,168	4,529	1,084	1,122
Property, plant and equipment	1,672	1,660	—	—
Intangible assets subject to amortization	5,846	5,962	—	—
Intangible assets not subject to amortization	2,880	2,880	—	—
Goodwill	13,691	12,134	—	—
Other assets	1,121	1,217	344	120

Total assets	$52,850	$50,482	$15,120	$14,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,341	$1,700	$—	$—
Participations payable	2,688	2,609	—	—
Debt due within one year	105	5	—	—
Other current liabilities	2,201	2,262	—	—

Total current liabilities	6,335	6,576	—	—
Long-term debt, due to AOL Time Warner	865	882	—	—
Deferred income taxes	3,293	3,367	—	—
Other long-term liabilities	2,630	2,980	3	3
Minority interests	54	1,854	—	—
Shareholders’ equity	39,673	34,823	15,117	14,049

Total liabilities and shareholders’ equity	$52,850	$50,482	$15,120	$14,052

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
Revenues:
Subscription	$629	$595	$—	$—
Advertising	138	108	—	—
Content	2,747	2,454	—	—
Other	185	175	—	—

Total revenues(b)	3,699	3,332	—
Cost of revenues(b)	(2,389)	(2,195)	—	—
Selling, general and administrative(b)	(850)	(754)	—	—
Amortization of goodwill and other intangible assets	(111)	(90)		—

Operating income	349	293	—	—
Equity in pretax income of TWC Inc.	108	111	—	—
Interest expense, net(b)	(38)	(43)	—	—
Other income (expense), net(b)	40	(263)	114	(153)

Income (loss) before income taxes and cumulative effect of accounting change	459	98	114	(153)
Income tax expense(b)	(185)	—	(47)	62

Income (loss) before cumulative effect of accounting change	274	98	67	(91)
Cumulative effect of accounting change	—	(27,628)	—	(7,085)

Net income (loss)	$274	$(27,530)	$67	$(7,176)

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

(b)	Includes the following income (expenses) resulting from transactions with related companies within AOL Time Warner and equity investees of WCI and ATC:

Revenue	$339	$290	$—	$—
Cost of revenues	(38)	(20)	—	—
Selling, general and administrative	(2)	(3)	—	—
Interest income (expense), net	—	—	—	—
Other income, net	28	14	—	—
Income tax benefit (expense)	(145)	(78)	(47)	(9)

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
OPERATIONS
Net income (loss)	$274	$(27,530)	$67	$(7,176)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	27,628	—	7,085
Depreciation and amortization	176	145	—	—
Amortization of film costs	523	400	—	—
Loss on write-down of investments	18	258	—	175
Gain on sale of investments	(36)	—	—	—
Equity in pretax income of TWC Inc.	(108)	(111)	—	—
Excess of distributions over equity in TWE	—	—	(2)	(3)
Equity in (income) losses of investee companies after distributions	(22)	13	(114)	(20)
Changes in operating assets and liabilities	187	481	49	(61)

Cash provided by operations	1,012	1,284	—	—

INVESTING ACTIVITIES
Investments and acquisitions	(148)	(173)	—	—
Capital expenditures	(48)	(37)	—	—
Investment proceeds from available-for-sale securities	2	—	—	—
Other investment proceeds	6	—	—	—

Cash used by investing activities	(188)	(210)	—	—

FINANCING ACTIVITIES
Dividends	(12)	(26)	—	—
Increase in due from AOL Time Warner	(357)	(1,005)	—	—
Other	52	—	—	—

Cash used by financing activities	(317)	(1,031)	—	—

INCREASE IN CASH AND EQUIVALENTS	507	43	—	—
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	179	215	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$686	$258	$—	$—

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
BALANCE AT BEGINNING OF PERIOD(a)	$34,823	$81,894	$14,049	$25,317
Net income (loss)	274	(27,530)	67	(7,176)
Change in foreign currency translation	(89)	14	—	—
Other comprehensive income	(5)	(1)	—	—

Comprehensive loss	180	(27,517)	67	(7,176)
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142	—	(10,815)	—	(3,512)
Allocation of a portion of the purchase price in connection with the TWE Restructuring	3,696	—	278	—
Distributions to/from AOL Time Warner	929	240	668	—
Other	45	91	55	—

BALANCE AT END OF PERIOD	$39,673	$43,898	$15,117	$14,629

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Description of Business

      AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner, and Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) each became an indirect wholly-owned, subsidiary of AOL Time Warner. WCI and ATC are collectively referred to as the Companies.

      Subsequent to the restructuring of Time Warner Entertainment Company, L.P. (“TWE”) discussed below, WCI conducts a majority of AOL Time Warner’s filmed entertainment operations, including the operations of Warner Bros. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures (the “Library division”), a portion of AOL Time Warner’s television network businesses, including Home Box Office (“HBO”) and The WB Network, and substantially all of AOL Time Warner’s music operations, including copyrighted music from many of the world’s leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International. In addition, WCI holds a 74.6% economic interest in Time Warner Cable Inc. (“TWC Inc.”). All of AOL Time Warner’s interests in cable television systems are held through or for the benefit of TWC Inc. WCI accounts for its interest in TWC Inc. under the equity method of accounting based upon its 44.5% voting interest.

      WCI classifies its business interests into three fundamental areas: Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing.

      ATC does not conduct independent business operations. The financial position and results of operations of ATC are principally derived from its investments in WCI, TWE, Time Warner Companies, Inc. (“TW Companies”), Turner Broadcasting System, Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”).

TWE Restructuring

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corp. (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, Comedy Partners (“Comedy Central”) and the Courtroom Television Network (“Court TV”). Additionally, all of AOL Time Warner’s 79% economic interests in cable systems, including those that were wholly-owned and those that were held through TWE are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC Inc.”). TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was incurred by TWC Inc., as part of the restructuring.

      Comcast’s 21.0% economic interest in TWC Inc’s cable business is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. ATC also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

      As part of the TWE Restructuring, ATC transferred the majority of its interest mandatorily redeemable in TWE to WCI in exchange for a 22.6% interest in WCI. WCI holds a 74.6% ownership interest in TWC Inc., which represents a 44.5% voting interest. In addition, concurrent with the TWE Restructuring, TBS, an indirect wholly-owned subsidiary of AOL Time Warner, transferred its interest in the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures to WCI in exchange for an ownership interest in WCI (the “Film Library Transfer”).

      The transfer of businesses and investments between consolidated subsidiaries of AOL Time Warner (i.e., TWE's transfer of content assets to WCI, ATC’s transfer of its interest in TWE to WCI and the Film Library Transfer) have been recorded at historical carrying value as a transfer of assets under common control. As such, consistent with accounting principles generally accepted in the United States, the financial information included herein, has been adjusted to reflect the impact of the common control transfers for all periods presented.

      The purchase consideration paid by AOL Time Warner in the TWE Restructuring was as follows (in millions):

Description	Amount

Debt incurred at TWC Inc.	$2,100
Issuance of AOLTW mandatorily convertible preferred stock to Comcast	1,500
Value of cable assets transferred to Comcast(a)	1,000
Acquisition costs	44

Total purchase consideration	$4,644

(a) Based on an analysis of discounted cash flow and comparison to comparable market data.

      Of the $4.644 billion purchase consideration paid by AOL Time Warner, $3.245 billion of purchase consideration is attributable to the incremental interest in the content businesses acquired. A preliminary allocation of the purchase consideration has been performed, and the purchase consideration has been allocated to the net assets acquired ($1.818 billion) with the balance reflected as goodwill at WCI. The goodwill will not be amortized but will be tested for impairment on an annual basis.

Had the TWE Restructuring occurred at the beginning of each period presented, it would not have materially impacted the financial results presented herein.

Basis of Presentation

TWE Restructuring

      As discussed above, the TWE Restructuring has significantly impacted the operations of WCI. Pursuant to accounting principles generally accepted in the United States, the information included herein has been adjusted to reflect the impact of the TWE Restructuring and other transfers of assets under common control (e.g., the Library division) for all periods presented. In addition, these transactions have resulted in significant changes to certain of WCI’s disclosures in the MD&A section of WCI’s Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, WCI has included in this interim filing certain disclosures with respect to the year ended December 31, 2002, which have been restated to include the impact of the TWE Restructuring and other transfers of assets under common control. In addition, an update to the annual disclosure has been provided for any material changes occurring during the first quarter of 2003.

Interim Financial Statements

      The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of WCI and ATC, included in its Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (the “2002 Form 10-K”). In addition, the consolidation of TWE’s content businesses has resulted in significant changes to certain of WCI’s annual disclosures in the 2002 Form 10-K. As such, where appropriate, the notes to the consolidated interim financial statements herein include certain annual disclosures as of December 31, 2002, which have been restated to include the impact of consolidating the TWE content businesses and other transfers of assets under common control and did not differ materially at March 31, 2003.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Principles

Derivative Instruments

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative instruments) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPE’s) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Companies during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. Management anticipates the adoption of FIN 46 will not result in a material impact to the Companies’ consolidated financial statements.

Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and initial measurement provisions of FIN 45 did not have a material impact on the Companies’ consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002; therefore, the Companies have modified their disclosures as required.

Multiple Element Arrangements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Companies believe that the current accounting is consistent with the provisions of EITF 00-21 and, therefore, does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Companies’ consolidated financial statements.

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Companies’ consolidated financial statements during the first quarter of 2003.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Companies’ consolidated financial statements during the first quarter of 2003.

Summary of Significant Accounting Policies

Basis of Consolidation and Accounting for Investments

      The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of the Companies and all entities in which WCI and ATC have a controlling voting interest (“subsidiaries”), as if the Companies and its subsidiaries were a single company. Intercompany accounts and transactions between the consolidated entities have been eliminated. Significant accounts and transactions between the Companies and its partners and affiliates are disclosed as related party transactions (Note 12).

      The Companies’ fiscal year-end is December 31; however, certain foreign locations are on a one-month lag. In addition, during 2002, WCI’s domestic music operations changed its fiscal year end from December 31 to November 30 in order to be consistent with its foreign operations which had previously been operating under a November fiscal year end. The impact of this change was not material to WCI’s overall financial results. To the extent a significant and or unusual transaction or event occurs during the one-month-lag period, it would be accounted for within WCI’s year-end financial statements (Note 3).

      Investments in investees in which the Companies have significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the Companies’ own between 20% and 50% of the investee. However, in certain circumstances, the Companies’ ownership percentage exceeds 50% but the Companies’ account for the investment using the equity method because the minority shareholders hold certain rights which allow them to participate in the day-to-day operations of the business. Additionally, the carrying value of investments accounted for using the equity method of accounting are adjusted downward to reflect any other-than-temporary declines in value.

      Investments in investees in which the Companies do not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for as available-for-sale securities at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and investments accounted for at cost are included in income when declared.

      The effect of any changes in the Companies’ ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is accounted for as a capital transaction.

Business Combinations

      Business combinations have been accounted for using the purchase method of accounting. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill. In certain purchase business combinations, the Companies may review the operations of the acquired company and implement plans to restructure its operations. As a result, the Companies may accrue a liability related to these restructuring plans using the criteria prescribed in EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The impact of accruing these liabilities in connection with a purchase business combination is that the related cost is reflected as a liability assumed in the acquisition and results in additional goodwill as opposed to being included as a charge in the current period determination of income (Note 3).

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, are included in the accompanying statement of shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues and cash flows from investments and the sale of future and existing consumer products, including music products, as well as from the distribution of theatrical and television product, in order to evaluate the ultimate recoverability of accounts receivable, film inventory, artist advances and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of product in the music industry, as well as sales of home video product in the filmed entertainment industry, are subject to customers’ rights to return unsold items.

      Management periodically reviews such estimates and it is reasonably possible that management’s assessment of recoverability of accounts receivable, individual films and television product, individual artist advances and investments may change based on actual results and other factors.

Revenues and Costs

Networks

      Network revenues are primarily derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods (“programming costs”) generally are recorded as inventory when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

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

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets (the “film-forecast method”). These estimates are revised periodically and losses, if any, are provided in full. A portion of the cost to acquire Time Warner in 2001 was allocated to its theatrical and television product, including an allocation to purchased program rights and product that had been exhibited at least once in all markets (“Library”). Library product is amortized on a straight-line basis over twenty years, which approximated the use of the film-forecast method. Film inventories generally include the unamortized cost of completed theatrical and television films, theatrical films and television series in production pursuant to a contract of sale, film rights acquired for the home video market, advances pursuant to agreements to distribute third-party films and the Library.

Music

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

Advertising Costs

      WCI expenses advertising costs for theatrical and television product as incurred in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 00-2, “Accounting by Producers and Distributors of Films.” In accordance with AICPA SOP 93-7, “Reporting on Advertising Costs,” other advertising costs are expensed upon the first exhibition of the advertisement. Deferred advertising costs for WCI amounted to $6 million at December 31, 2002. Advertising expense for WCI amounted to $1.957 billion for the year ended December 31, 2002.

Cash Equivalents

      Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivative and Financial Instruments

      FAS 133, as amended by FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS 149 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value will be immediately recognized in earnings.

      The carrying value of WCI’s financial instruments approximates fair value, except for certain differences relating to investments accounted for at cost and other financial instruments that are not significant (Note 4). The fair value of financial instruments, such as investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures and other equipment. Property, plant and equipment consists of:

December 31, 2002

(millions)
Land and buildings	$836
Furniture, fixtures and other equipment	1,250
Less accumulated depreciation	(426)

Total	$1,660

      WCI periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized.

Goodwill and Other Intangible Assets

      The Companies periodically review the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash flows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

Income Taxes

      The domestic operating results of WCI are included in the consolidated U.S. federal, state and local income tax returns of WCI or subsidiaries of AOL Time Warner Inc. The foreign operations of WCI are subject to taxation by foreign jurisdictions. Both domestic and foreign income tax provisions are reflected in the consolidated statements of operations of WCI on a stand-alone basis consistent with the liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the tax effect of net operating loss and investment carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

      Under a tax-sharing agreement between the Companies and AOL Time Warner, the Companies pay to, or receive from, AOL Time Warner amounts equal to the total domestic income taxes, or tax benefits, provided by, or attributable to, the Companies. Accordingly, no domestic income tax balances are reflected in the consolidated balance sheets of the Companies, except for amounts related to certain book/tax differences created as a result of purchase accounting, and for certain items reflected in shareholders’ equity.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      AOL Time Warner has various stock option plans under which it may grant options to purchase AOL Time Warner common stock to employees of AOL Time Warner, including employees of WCI. AOL Time Warner follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. AOL Time Warner and WCI have elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of the options in the statement of operations. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on WCI’s consolidated financial statements, however WCI has modified its disclosures as provided for in the new standard.

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, WCI’s allocable share of compensation expense would have decreased its net income to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2003	2002

	(millions)
Net income (loss), as reported	$274	$(27,530)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(32)	(43)

Pro forma net income (loss)	$242	$(27,573)

Comprehensive Income (Loss)

      Comprehensive income (loss), which is reported on the accompanying consolidated statement of shareholders’ equity as a component of accumulated other comprehensive income (loss), consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States are excluded from net income (loss). For WCI, such items consist primarily of changes in the unfunded accumulated benefit obligation of WCI’s pension plans, unrealized gains and losses on marketable equity investments and certain derivative financial instruments and foreign currency translation gains and losses.

      The following summary sets forth the components of WCI’s other comprehensive income (loss) accumulated in shareholders’ equity:

						Accumulated
	Foreign	Net	Derivative	Unfunded		Other
	Currency	Unrealized	Financial	Accumulated		Comprehensive
	Translation	Gains on	Instrument	Benefit		Income
	Gains (Losses)	Securities	Gains (Losses)	Obligation	Other	(Loss)

	(in millions)
Balance at December 31, 2001	$(195)	$9	$8	$—	$—	$(178)
2002 activity	131	4	(18)	(56)	2	63

Balance at December 31, 2002	$(64)	$13	$(10)	$(56)	$2	$(115)

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the March 31, 2003 presentation.

2.  GOODWILL AND INTANGIBLE ASSETS

      In January 2002, WCI adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter.

      Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. WCI’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 10– Segment Information. This methodology differs from WCI’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

      Upon adoption of FAS 142 in the first quarter of 2002, WCI and ATC recorded one-time, noncash charges of $27.628 billion and $7.085 billion, respectively, to reduce the carrying value of its goodwill. Such charges are nonoperational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charges, the fair value of the impaired reporting units underlying the segments and the reporting units underlying the Companies’ investments accounted for using the equity method of accounting, were estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

      The FAS 142 goodwill impairments are substantially all associated with goodwill resulting from the Merger. The amount of the impairments primarily reflect the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned to all of the Companies’ reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger, which was previously allocated to WCI’s and ATC’s segments and the reporting units underlying the Companies’ investments accounted for using the equity method of accounting, has been reallocated on a relative fair value basis to other segments of AOL Time Warner.

      A summary of changes in WCI’s goodwill during the year ended December 31, 2002 and the quarter ended March 31, 2003, and total assets at March 31, 2003, by business segment is as follows (millions):

	Goodwill

								Total Assets
	January 1,	Acquisitions &	Cumulative Effect of	4th Quarter	December 31,	Acquisitions &	March 31,	March 31,
	2002	Adjustments(a)	Accounting Change(e)	Impairment	2002	Adjustments(b)	2003	2003

Filmed Entertainment(c)	$8,636	$(8)	$(3,691)	$—	$4,937	$712	$5,649	$16,033
Networks(d)	9,277	64	(2,144)	—	7,197	845	8,042	11,398
Music	5,477	(35)	(4,796)	(646)	—	—	—	5,788
Corporate	—	—	—	—	—	—	—	19,631

Total	$23,390	$21	$(10,631)	$(646)	$12,134	$1,557	$13,691	$52,850

_____________

(a)	Includes goodwill created in acquisitions consummated in 2002, as well as adjustments to WCI’s preliminary purchase price allocation for several acquisitions consummated in 2001.

(b)	Relates primarily to WCI’s acquisition of Comcast’s 27.64% interest in the TWE content businesses as part of the TWE Restructuring. The additional goodwill reflects a preliminary purchase price allocation, which is subject to adjustment as WCI refines its valuation analysis.

(c)	Includes impairments at Warner Bros. ($2.851 billion) and the Library ($840 million).

(d)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

(e)	The impairment change does not include approximately $16.997 billion related to goodwill impairments associated with equity investees.

      The impairment charges are non-cash in nature and do not affect WCI’s liquidity or result in the non-compliance of any debt covenants.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      WCI’s intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Music catalogues and copyrights(b)	$3,197	$(399)	$2,798	$3,189	$(323)	$2,866
Film library	3,429	(412)	3,017	3,429	(366)	3,063
Customer lists and other intangible assets	56	(25)	31	56	(23)	33

Total	$6,682	$(836)	$5,846	$6,674	$(712)	$5,962

Intangible assets not subject to amortization:
Brands, trademarks and other intangible assets	$2,997	$(117)	$2,880	$2,997	$(117)	$2,880

Total	$2,997	$(117)	$2,880	$2,997	$(117)	$2,880

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.

(b)	During 2003, the useful life related to music catalogues and copyrights was reduced to 15 years from 20 years.

      WCI recorded amortization expense of $111 million for the quarter ended March 31, 2003 compared to $90 million for the quarter ended March 31, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $420 million; 2004: $420 million; 2005: $420 million; 2006: $444 million; and 2007: $444 million. As acquisitions and dispositions occur in the future, and as purchase price allocations are finalized, these amounts may vary.

      During the quarter ended of March 31, 2003, WCI acquired $2 million in intangible assets that are subject to an amortization period of 15 years.

3.  MERGER AND RESTRUCTURING COSTS

Merger Costs Capitalized as Cost of Acquisition

      In connection with the Merger, WCI reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, WCI recorded a restructuring liability of $477 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities of WCI, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

      Of the total restructuring costs, approximately $316 million related to work force reductions and represented employee termination benefits. Employee termination costs occurred across most WCI business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 2,900. As of December 31, 2002, all of the terminations had occurred. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee has been terminated (generally for periods up to 24 months). Employee termination payments of $67 million were made in 2001, $101 million were made in 2002 ($40 million of which was paid in the first quarter of 2002) and $14 million were made in the first quarter of 2003. In addition during 2002, there were non-cash reductions in the restructuring accrual of $55 million, as actual employee termination payments were less than amounts originally estimated. As of March 31, 2003, the remaining liability of approximately $79 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      The restructuring charge also includes approximately $161 million associated with exiting certain activities. Specifically, WCI has exited certain under-performing operations, including the Studio Stores operations included in the Filmed Entertainment segment. The restructuring accrual associated with other exit activities specifically includes incremental costs and contractual

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were approximately $78 million in 2001, $28 million in 2002 ($25 million of which was paid in the first quarter of 2002) and $5 million in the first quarter of 2003. As of March 31, 2003, the remaining liability of $50 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner is as follows (in millions):

	Employee
	Termination	Exit Costs	Total

Initial accruals	$316	$161	$477
Cash paid – 2001	(67)	(78)	(145)

Restructuring liability as of December 31, 2001	249	83	332
Cash paid – 2002	(101)	(28)	(129)
Noncash reductions(a) – 2002	(55)	—	(55)

Restructuring liability as of December 31, 2002	93	55	148
Cash paid – 2003	(14)	(5)	(19)

Restructuring liability as of March 31, 2003	$79	$50	$129

(a)	Noncash additions (reductions) represent adjustments to the restructuring accrual, and a corresponding increase (decrease) in goodwill, as actual costs related to employee terminations and other exit costs were more (less) than originally estimated.

Restructuring Costs

      During the year ended December 31, 2002, WCI incurred restructuring costs of $8 million that related to various employee and contractual terminations, including certain contractual employee termination benefits. WCI had recorded approximately $20 million of restructuring costs (including $13 million incurred between the music operations’ November 30 year-end and WCI’s December 31, 2002 year-end), which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by WCI (Note 1).

      Included in the 2002 restructuring charge was approximately $16 million ($4 million of which was expensed in the first quarter) related to work force reductions and represented employee termination benefits. The number of employees expected to be terminated was approximately 165. As of March 31, 2003, approximately 55 of the terminations had occurred. The remaining 110 terminations are expected to occur by the end of 2003. The severed employees principally related to WCI’s U.S. and Canadian music distribution operations. The remaining $4 million (including $1 million of which was expensed in the first quarter) primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs. As of March 31, 2003, $4 million has been paid against these accruals in 2002 (none of which was paid in the first quarter), and $9 million in the first quarter of 2003. The remaining $7 million is primarily classified as a current liability in the accompanying consolidated statement of operations.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee		Other
	Terminations	Exit Costs	Total

Initial Accruals	$16	$4	$20
Cash paid – 2002	(3)	(1)	(4)

Remaining liability as of December 31, 2002	13	3	16
Cash paid – 2003	(9)	—	(9)

Remaining liability as of March 31, 2003	$4	$3	$7

      4.  INVESTMENTS, INCLUDING AVAILABLE-FOR-SALE SECURITIES

Investment Gains

      During the three months ended March 31, 2003, WCI recognized gains from the sale of certain investments of approximately $36 million, including a $35 million gain from the sale of WCI’s equity interest in an international theater chain.

Investment Write-Downs

      Over the past few years, the United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in WCI’s and ATC’s portfolios. Similarly, the Companies have experienced significant declines in the value of certain privately held investments and investments accounted for using the equity method of accounting. As a result, the Companies recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines. These charges were approximately $18 million for WCI and $0 for ATC in the first quarter of 2003 and $258 million for WCI (excluding a $10 million gain related to market fluctuations on equity derivative instruments) and $175 million for ATC in the first quarter of 2002 and are included in other income (expense), net in the accompanying consolidated statements of operations. The portion of the above charges relating to publicly traded securities was $1 million in the first quarter of 2003 and $255 in the first quarter of 2002 for WCI and $0 in the first quarter of 2003 and $175 million in the first quarter of 2002 for ATC. The significant components of these charges are discussed in detail below.

   Time Warner Telecom

      WCI has an approximate 20% interest and ATC has an approximate 14% interest in Time Warner Telecom. The value of both WCI’s and ATC’s investment was adjusted upward in the Merger by approximately $992 million and $682 million, respectively, to their estimated fair values. Since that time, Time Warner Telecom’s share price declined significantly and at December 31, 2001, the decline had met the 20% criteria. The Companies also reviewed qualitative factors in accordance with its investment policy and determined that the decline in value as of December 31, 2001 was other than temporary; therefore, impairment charges of $542 million for WCI and $372 million for ATC were recognized in the fourth quarter of 2001 based upon the closing value of Time Warner Telecom common stock as of December 31, 2001.

      During 2002, the fair value of the Companies’ investments in Time Warner Telecom continued to decline, resulting in additional impairment charges for WCI and ATC of $356 million ($255 million in the first quarter) and $244 million ($175 million in the first quarter), respectively, to reduce the carrying value of the investment to fair value, which was determined by the quarter ending values of Time Warner Telecom common stock. As of December 31, 2002, the carrying value of the Companies’ investments in Time Warner Telecom had been reduced to $0 as a result of the impairment charges and the Companies’ shares of Time Warner Telecom’s losses pursuant to the equity method of accounting. The Companies’ do not have any funding commitments related to Time Warner Telecom.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Method Investments

      At December 31, 2002, investments accounted for using the equity method of accounting and the voting ownership percentage held by WCI included: TWC Inc. (45% owned), Comedy Partners, L.P. (50% owned), and Courtroom Television Network LLC (50% owned). A summary of combined financial information of the equity investees of WCI is set forth below:

Year Ended
December 31, 2002

(millions)
Operating Results:
Revenues	$8,946
Operating loss	(9,132)
Net loss	(38,474)
Balance Sheet:
Current assets	2,438
Total assets	41,371
Current liabilities	2,397
Long-term debt	8,199
Total liabilities	26,163
Total shareholders’ equity or partners’ capital	15,208

      The above table represents the combined financial information of entities in which WCI has an investment accounted for using the equity method of accounting. These amounts are not the amounts reflected on the WCI’s accompanying consolidated financial statements. Consistent with WCI’s accounting policy for investments accounted for using the equity method of accounting, as described in Note 1, WCI has included $17.445 billion in “Investment in TWC Inc.” and “Investments, including available-for-sale securities” on the accompanying consolidated balance sheet as of December 31, 2002. For the three months ended March 31, 2003, WCI has recorded $45 million of income in other income (expense), net, in the accompanying consolidated statement of operations, representing WCI’s share in the pretax income (loss) of the investees. In April 2003, WCI agreed to sell its 50% ownership interest in Comedy Central for $1.225 billion in cash, and this transaction is expected to close in the second quarter of 2003.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORIES AND FILM COSTS

      Inventories and film costs consist of:

	March 31, 2003	December 31, 2002

		(millions)
Programming costs, less amortization	$1,373	$1,314
Merchandise and recorded music	324	285
Film costs-Theatrical:
Released, less amortization	540	602
Completed and not released	224	96
In production	407	470
Development and pre-production	46	39
Film costs-Television:
Released, less amortization	213	160
Completed and not released	204	165
In production	33	71
Development and pre-production	9	5

Total inventories and film costs(a)	3,373	3,207
Less current portion of inventory(b)	1,094	1,002

Total noncurrent inventories and film costs	$2,279	$2,205

(a)	Does not include $3.017 billion and $3.063 billion of net film library costs as of March 31, 2003 and December 31, 2002, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet. See Note 2.

(b)	Current inventory as of March 31, 2003 and December 31, 2002 is comprised primarily of programming inventory at the Networks segment ($770 million and $717 million, respectively) and videocassettes and DVDs at the Filmed Entertainment segment ($193 million and $154 million, respectively) and compact discs at the Music segment ($131 million and $131 million, respectively)

      As of December 31, 2002, approximately 93% of unamortized film costs for released films, excluding the Library, is expected to be amortized within three years. Approximately $786 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

6.  OTHER FINANCING ARRANGEMENTS

Borrowing Arrangements with TW Companies

      During 2002, WCI and ATC each had a revolving credit agreement with TW Companies. On March 31, 2003, ATC’s intercompany facility was terminated. The WCI facility was modified to allow WCI to both borrow from and lend to TW Companies on an as needed basis. The revised facility has no stated maturity date and no specified limit on the amount lent or borrowed by either entity. Interest on any outstanding borrowings is payable in amounts and at intervals consistent with AOL Time Warner’s 5-year revolving credit facility (or any successor facility thereto).

Debt Guarantees

      WCI and ATC each have guaranteed a portion of approximately $3.851 billion of TWE’s public and private debt and accrued interest at March 31, 2003, based on the relative fair value of the net assets WCI and ATC (or their predecessors) contributed to TWE prior to the TWE Restructuring. Such indebtedness is recourse to WCI and ATC only to the extent of their respective guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the consent of a majority of such holders to effect a termination of these guarantees; however, the Indenture permits WCI and ATC to engage in mergers and consolidations, and there are no restrictions on the ability of WCI or ATC to transfer assets, other than its ownership interests in TWE or TWC Inc., to parties that are not guarantors.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The portion of TWE debt and accrued interest at March 31, 2003 that was guaranteed by WCI and ATC, individually and on a consolidated basis, is set forth below:

	Total Guaranteed by
	WCI and ATC

	%	Amount

	(dollars in millions)
WCI	59.27	$2,283
ATC	40.73	1,568

Total	100.00	$3,851

Other Financing Arrangements

      From time to time, WCI enters into various other financing arrangements with special purpose entities (“SPEs”). These arrangements include facilities which provide for the accelerated receipt of cash on certain accounts receivable and backlog licensing contracts. WCI employs these arrangements because they provide a cost-efficient form of financing, including certain tax benefits, as well as an added level of diversification of funding sources. These arrangements are cost-efficient for WCI since the assets securing the financing are held by legally separate, bankruptcy-remote SPEs and provide direct security for the funding being provided. These facilities generally have relatively short-term maturities. The assets and financing associated with these arrangements, which are discussed in more detail in the following paragraphs, generally qualify for off-balance sheet treatment.

Accounts Receivable Securitization Facilities

      During 2002, WCI participated in two of AOL Time Warner’s accounts receivable securitization facilities that provided for the accelerated receipt of $800 million of cash on available accounts receivables, including a $350 million accounts receivable securitization facility that matured during the fourth quarter of 2002 and was not renewed. As of December 31, 2002, WCI had no unused capacity under its remaining $450 million facility. In connection with each of these securitization facilities, WCI sells, on a revolving and nonrecourse basis, certain of its accounts receivables (“Pooled Receivables”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by financial institutions. These securitization transactions are accounted for as a sale in accordance with FAS 140, because WCI relinquished control of the receivables. Accordingly, accounts receivable sold under these facilities are excluded from receivables in the accompanying consolidated balance sheet.

      As proceeds for the accounts receivable sold to the qualifying SPE, WCI receives cash, for which there is no obligation to repay, and an interest-bearing retained beneficial interest, which is included in receivables on the accompanying consolidated balance sheet. In addition, WCI services the Pooled Receivables on behalf of the qualifying SPE. Income received by WCI in exchange for this service is equal to the prevailing market rate for such services and has not been material in any period. The retained beneficial interest, which has been adjusted to reflect the portion that is not expected to be collectible, bear an interest rate that varies with the prevailing market interest rates. For this reason, and because the accounts receivables underlying the retained ownership interest that are sold to the qualifying SPE are generally short term in nature, the fair value of the notes receivable approximated its carrying value at December 31, 2002. However, notes receivable may become uncollectible to the extent the qualifying SPE has credit losses and operating expenses. The retained beneficial interest related to the sale of Pooled Receivables to a qualifying SPE is reflected in account receivables, net on WCI’s consolidated balance sheet and was $591 million at December 31, 2002. In 2002, additional net proceeds received from WCI’s accounts receivable by utilizing its accounts receivable securitization programs were $141 million.

      In January 2003, the FASB issued FIN 46, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for WCI during the third quarter of 2003. Although WCI has not completed its review, WCI anticipates that the adoption of FIN 46 will not have a significant impact on its consolidated financial statements.

Backlog Securitization Facility

      WCI also has a backlog securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date (“Backlog Contracts”). In connection with this securitization facility, WCI sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts (“Pooled Backlog Contracts”) to a qualifying SPE, which in turn sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party commercial paper conduit sponsored by a financial institution. As of March 31, 2003 and December 31, 2002, WCI did not have any unused capacity under this facility.

      Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is dependent only upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. The amount of related deferred revenue reflected on WCI’s accompanying consolidated balance sheet, related to the backlog securitization facility, was $659 million at March 31, 2003 (of which $22 million was classified as current) and $705 million at December 31, 2002 (of which $19 million was classified as current). Total filmed entertainment backlog contracts outstanding were approximately $3.4 billion at March 31, 2003 and $3.2 billion at December 31, 2002.

Rating Triggers and Financial Covenants

      The financing arrangements with certain SPEs discussed above contain customary covenants. A breach of such covenants in the financing arrangements that continues beyond any grace period constitutes a termination event which can limit the facility as a future source of liquidity; however, there would be no claims on WCI for the receivables or backlog contracts previously sold. WCI is not subject to any other covenants as a result of the other financing arrangements discussed above.

      As of March 31, 2003 and through the date of this filing, WCI was in compliance with all covenants. Management does not foresee that WCI will have any difficulty complying with the covenants currently in place in the foreseeable future.

7.  INCOME TAXES

      Domestic and foreign pretax income (loss) are as follows:

	Three Months Ended March 31,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Domestic	$338	$114	$(14)	$(153)
Foreign	121	—	112	—

Total	$459	$114	$98	$(153)

      Income taxes (benefits) are as set forth below:

	Three Months Ended March 31,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Federal
Current	$99	$38	$54	$7
Deferred	(27)	—	(108)	(56)
State and Local
Current	39	9	22	1
Deferred	(7)	—	(27)	(14)
Foreign
Current(a)	85	—	66	—
Deferred	(4)	—	(7)	—

Total	$185	$47	$—	$(62)

(a)	Includes foreign withholding taxes set forth below.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign withholding taxes included in the foreign tax provision are as follows:

WCI

(millions)
2003	$36
2002	34

      No U.S. income or foreign withholding taxes have been recorded by WCI on the permanently reinvested earnings of foreign subsidiaries totaling approximately $1 billion at March 31, 2003. If such earnings were to be repatriated, it is expected that any additional U.S. income tax would be offset by the utilization of the accompanying foreign tax credits.

      The differences between the income tax (tax benefit) expected for WCI at the U.S. federal statutory income tax rate and the total income taxes provided are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Taxes on income at U.S. federal statutory rate	$161	$34
Nondeductible expenses	19	3
Foreign income taxed at different rates, net of U.S. foreign tax credits	(15)	(34)
State and local taxes, net	20	(3)

	$185	$—

      The relationship between income taxes and income before income taxes for ATC is principally affected by certain financial statement expenses that are not deductible for income tax purposes.

      As a result of the application of the purchase method of accounting, certain intangible assets and investments accounted for under the equity method of accounting were adjusted to their fair value. Since the tax basis of these assets remained unchanged as a result of the Merger, the Companies recognized deferred taxes which relate to recorded music and film intangibles and equity investments in 2003 and 2002, respectively.

      Components of WCI’s net deferred tax liability of $3.3 billion at March 31, 2003 are attributable to differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

8.  BENEFIT PLANS

      WCI and its subsidiaries have defined benefit pension plans covering most domestic employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. AOL Time Warner’s common stock value represents approximately 5% of fair value of plan assets at December 31, 2002. After consummation of the Merger, participation in WCI’s defined benefit pension plans was limited to employees who previously participated in these plans. A summary of activity for WCI’s defined benefit pension plans is as follows:

Year Ended
December 31, 2002

(millions)
Components of Pension Expense
Service cost	$13
Interest cost	21
Expected return on plan assets	(21)
Net amortization and deferral	3

Total pension expense	$16

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002

(millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of period	$288
Service cost	13
Interest cost	21
Actuarial loss	30
Benefits paid	(12)
Amendments to plan provisions	27

Projected benefit obligation at end of period	$367

Change in Plan Assets
Fair value of plan assets at beginning of period	$248
Actual return on plan assets	(36)
Employer contribution	27
Benefits paid	(11)

Fair value of plan assets at end of period(a)	$228

Underfunded projected benefit obligation	$(139)
Additional minimum liability(b)	(113)
Unrecognized actuarial (gain) loss(c)	150
Unrecognized prior service cost	30

Prepaid (accrued) pension expense	$(72)

(a)	Includes approximately 4 million shares of AOL Time Warner common stock at December 31, 2002.

(b)	The additional minimum liability is primarily offset by a $83 million reduction of other comprehensive income and a $30 million intangible asset in the consolidated balance sheet.

(c)	Reflects primarily an actual loss on plan assets that significantly exceeded the assumed rate of return in 2002.

December 31, 2002

Weighted-Average Pension Assumptions
Discount rate	6.75%
Expected return on plan assets	9.00%
Rate of compensation increase	4.50%

      Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $46 million and $44 million as of December 31, 2002, respectively. As of December 31, 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $367 million, $300 million, and $228 million, respectively, for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

      Certain domestic employees of WCI participate in multi-employer pension plans as to which the expense amounted to $26 million in 2002. Employees of WCI’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

      Certain employees of WCI participate in defined benefit plans of AOL Time Warner. Pension benefits under those plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. For the year ended December 31, 2002, WCI made no contribution and recognized expense of $16 million related to these plans.

      WCI employees also generally participate in certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $16 million in 2002. Contributions to the savings plans are based upon a percentage of the employees’ elected contributions.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  DERIVATIVE INSTRUMENTS

      WCI participates in AOL Time Warner’s hedging program and uses derivative financial instruments principally to manage the risk that changes in foreign currency exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S. copyrighted products abroad and to manage equity price risk in WCI’s investment holdings. The following is a summary of WCI’s foreign currency risk management strategy and the effect of this strategy on WCI’s consolidated financial statements.

Foreign Currency Risk Management

      AOL Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Foreign exchange contracts are used primarily by WCI to hedge the risk that unremitted or future royalties and license fees owed to WCI domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. Similarly, AOL Time Warner enters into foreign exchange contracts to hedge WCI’s film production costs abroad. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the British pound, Japanese yen, and European currency, AOL Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing fifteen-month period (the “hedging period”), including those related to WCI. The hedging period for royalties and license fees covers revenues expected to be recognized over the ensuing twelve-month period, however there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated revenues back into U.S. dollars. Therefore, the hedging period covers a fifteen-month period. To hedge this exposure, AOL Time Warner uses foreign exchange contracts that generally have maturities of three months to fifteen months to provide continuing coverage throughout the hedging period. WCI is reimbursed by or reimburses AOL Time Warner for contract gains and losses related to WCI’s foreign currency exposure. At December 31, 2002, WCI had effectively hedged approximately 75% of the estimated net foreign currency exposures that principally relate to anticipated cash flows for royalties and license fees to be remitted to the U.S. over the hedging period.

      WCI records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of other expense, net, in WCI’s consolidated statement of operations.

      At December 31, 2002, AOL Time Warner had contracts for the sale of $1.588 billion and the purchase of $1.341 billion of foreign currencies at fixed rates. Of AOL Time Warner’s $247 million net sale contract position, $1.424 billion of the foreign exchange sale contracts and $1.162 billion of the foreign exchange purchase contracts related to WCI’s foreign currency exposure. Included in WCI’s foreign currency exposure were net contracts for the sale of $45 million of Canadian dollars, $155 million of Japanese yen, $428 million of European currency and net contracts for the purchase of $356 million of the British pound. WCI had deferred approximately $18 million of net losses on foreign exchange contracts at December 31, 2002, which is expected to be substantially recognized in income over the next twelve months. For the year ended December 31, 2002, WCI recognized $4 million in gains on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. During 2002, WCI did not recognize any gains or losses as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur within the specified time period. AOL Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

10.  SEGMENT INFORMATION

      WCI classifies its business interests into three fundamental areas: Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing.

      Information as to the operations of WCI in each of its business segments is set forth below based on the nature of the products and services offered. WCI evaluates performance based on several factors, of which the primary financial measure is operating

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) before non-cash depreciation of assets, amortization of intangible assets and impairment write-downs related to goodwill and intangible assets (“EBITDA”). Additionally, WCI has provided a summary of operating income (loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended March 31,

	2003	2002

	(millions)
Revenues
Filmed Entertainment	$1,960	$1,773
Networks	1,051	782
Music	914	947
Intersegment elimination	(226)	(170)

Total revenues	$3,699	$3,332

Intersegment Revenues

      In the normal course of business, the WCI segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating advertising revenue by cross-promoting the products and services of all WCI segments;

•	The Music segment generating other revenue by manufacturing DVDs for the Filmed Entertainment segment.

      These intersegment transactions are recorded by each segment at fair value as if the transactions were to third parties and, therefore, impact segment performance. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results. Revenues recognized by WCI’s segments on intersegment transactions are as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)
Intersegment Revenues:
Filmed Entertainment	$104	$101
Networks	12	7
Music	110	62

Total intersegment revenues	$226	$170

	Three Months Ended March 31,

	2003	2002

	(millions)
EBITDA
Filmed Entertainment	$235	$190
Networks	220	169
Music	87	91
Corporate	(17)	(12)

Total EBITDA	$525	$438

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,

	2003	2002

	(millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment	$19	$18
Networks	6	7
Music	38	28
Corporate	2	2

Total depreciation	$65	$55

	Three Months Ended March 31,

	2003	2002

	(millions)
Amortization of Intangible Assets
Filmed Entertainment	$45	$44
Networks	3	3
Music	63	43

Total amortization	$111	$90

	Three Months Ended March 31,

	2003	2002

	(millions)
Operating Income (Loss)
Filmed Entertainment	$171	$128
Networks	211	159
Music	(14)	20
Corporate	(19)	(14)

Total operating income	$349	$293

	March 31, 2003	December 31, 2002

	(millions)
Assets
Filmed Entertainment	$16,033	$16,014
Networks	11,398	10,619
Music	5,788	6,080
Corporate(a)	19,631	17,769

Total Assets	$52,850	$50,482

(a)	Consists principally of cash, cash equivalents and other investments.

11.  COMMITMENTS AND CONTINGENCIES

Commitments

      WCI’s total rent expense amounted to $182 million in 2002. The minimum net rental commitments under noncancellable long-term operating leases are: 2003-$162 million; 2004-$156 million; 2005-$157 million; 2006-$151 million; 2007-$150 million; and after 2007-$779 million. Additionally, WCI recognized sublease income of approximately $19 million in 2002 and as of December 31, 2002, WCI had future sublease income commitments of approximately $155 million.

Firm Commitments

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

      The following table summarizes WCI’s material firm commitments at December 31, 2002 and the timing and effect that such obligations are expected to have on WCI’s liquidity and cash flow in future periods. Amounts are not materially different at March 31, 2003. It should be noted that although there are a number of firm commitments made by WCI in the normal course of business, the following table represents the more significant of those firm commitments. WCI expects to fund the firm commitments with operating cash flow generated in the normal course of business.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			2007
Firm Commitments and Outstanding Debt	2003	2004-2006	and thereafter	Total

	(millions)
Programming and production deals	$1,261	$1,858	$2,715	$5,834
Net operating leases	162	464	929	1,555
Talent contracts and other firm commitments	259	383	118	760

Total firm commitments	1,682	2,705	3,762	8,149
Total principal outstanding on long-term debt	5	2	880	887

Total firm commitments and outstanding debt	$1,687	$2,707	$4,642	$9,036

      Following is a description of WCI’s firm commitments at December 31, 2002:

•	The Networks segment (HBO and The WB Network) enters into agreements with studios to air movies and licensed and original series they produce.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for WCI’s real estate and operating equipment in various locations around the world.

Contingent Commitments

      WCI also has certain contractual arrangements that would require WCI to make payments or provide funding if certain circumstances occur (“contingent commitments”). For example, WCI has guaranteed certain lease obligations of joint venture investees. In this circumstance, WCI would be required to make payments due under the lease to the lessor in the event of default by the joint venture investee. WCI does not expect that these contingent commitments will result in any material amounts being paid by WCI in the foreseeable future.

     The following table summarizes separately WCI’s contingent commitments at December 31, 2002. Amounts are not materially different at March 31, 2003. The timing of amounts presented in the table represents when the maximum contingent commitment will expire and does not necessarily mean that WCI expects to incur an obligation to make any payments during that timeframe.

		Expiration of Commitments

	Total			2007
Nature of Contingent Commitments at December 31, 2002	Commitments	2003	2004-2006	and thereafter

	(millions)
Guarantees	$4,156	$62	$310	$3,784
Letters of credit and other contingent commitments	42	10	1	31

Total contingent commitments	$4,198	$72	$311	$3,815

      Prior to the TWE restructuring, TWE had various contingent commitments, including guarantees, related to the content businesses. In connection with the TWE restructuring, some of these commitments were not readily transferable with their applicable business and they remain contingent commitments of TWE. AOL Time Warner and WCI have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. These contingent commitments are included in the table above.

      Guarantees include guarantees that WCI has provided on certain of TWE’s debt and accrued interest, which was $2.283 billion at March 31, 2003 and $1.950 billion as of December 31, 2002 (Note 6), as well as guarantees on certain lease and operating commitments entered into by formerly owned entities and joint ventures in which WCI was or is a venture partner.

Contingencies

      On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants, which include TWE, violated their fiduciary duties in operating the Six Flags Over Georgia theme park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. The case was appealed to the Georgia Court of Appeals, which affirmed the trial court’s judgment, and denied reconsideration. The Supreme Court of Georgia denied certiorari on January 18, 2001. On February 28, 2001, the compensatory damages portion of the award plus accrued interest was paid to plaintiffs. On March 1, 2001, the United States Supreme Court granted a stay as to payment of the punitive damages part of the jury’s original award, pending the resolution of a petition for certiorari to be filed by TWE, which was filed on June 15, 2001. On October 1, 2001, the United States Supreme Court granted certiorari, vacated the opinion of the Georgia Court of Appeals and remanded the case for further consideration as to punitive damages. On March 29, 2002, the Georgia Court of Appeals affirmed and reinstated its earlier decision regarding the punitive damage award. On April 18, 2002, TWE filed a petition for certiorari to the Georgia Supreme Court seeking review of the decision of the Georgia Court of Appeals, which was denied on September 16, 2002. The Georgia Supreme Court subsequently denied TWE’s motion for reconsideration of its September 16th ruling. TWE filed a petition for writ of certiorari to the United States Supreme Court, which was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been paid and the litigation is now concluded.

      On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U. S. District Court for the Central District of California. Plaintiffs have named

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as defendants, among others, AOL Time Warner, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U. S. District Court for the Southern District of New York. Due to the preliminary status of this matter, WCI is unable to predict the outcome of this suit.

      As of May 12, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of companies within WCI. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

12.  RELATED PARTY TRANSACTIONS

Transactions with AOL Time Warner

      In the normal course of conducting their businesses, WCI has various transactions with AOL Time Warner and its subsidiaries. For example, employees of WCI participate in various AOL Time Warner medical, stock option and other benefit plans, for which WCI is charged its allocable share of plan expenses, including administrative costs. (ATC does not have a significant number of employees). In addition, AOL Time Warner provides WCI with certain corporate services, including accounting, tax, legal and administration, for which WCI pays a fee. The consolidated financial statements of WCI also include transactions with AOL Time Warner relating to domestic income taxes or tax benefits.

      WCI’s Filmed Entertainment segment has various service agreements with AOL Time Warner’s Filmed Entertainment segment, pursuant to which WCI’s Filmed Entertainment segment provides certain management and distribution services for AOL Time Warner’s theatrical, television and animated product, as well as certain services for administrative and technical support.

      AOL Time Warner’s Networks segment has license agreements with WCI, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, WCI’s Music segment provides home videocassette distribution services to certain AOL Time Warner operations and certain WCI units place advertising in magazines published by AOL Time Warner’s Publishing segment.

      For the year ended December 31, 2002, revenue, cost of revenue and selling, general and administrative expenses from transactions with AOL Time Warner were $394 million, $10 million and $32 million, respectively.

Transactions with Equity Method Investees

      In addition, WCI has had transactions with the Columbia House Company partnership and some of its music joint ventures and with certain unconsolidated investees accounted for under the equity method of accounting of both WCI and AOL Time Warner, generally with respect to sales of products and services in the ordinary course of business. Such transactions include the licensing of broadcast rights to film and television product by the Filmed Entertainment segment. For the year ended December 31, 2002, revenue, cost of revenue and selling, general and administrative expenses from the aforementioned transactions were $247 million, $92 million and $3 million, respectively.

Transactions with Comcast

      WCI has also entered into various transactions with Comcast, a minority owner of TWC Inc., and its subsidiaries, primarily related to the sale of programming to Comcast cable systems by the Networks segment. These transactions are executed on terms comparable to those of unrelated third parties. For the year ended December 31, 2002,

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue from the aforementioned transactions was $378 million. This amount reflects transactions with only those cable systems in which Comcast had an ownership interest during the periods covered.

Other Transactions

      In addition to the above transactions in the normal course of business, in January 2003, WCI acquired an additional 11% interest in The WB Network from certain executives of The WB Network for $128 million.

13.  ADDITIONAL FINANCIAL INFORMATION

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Three Months Ended March 31,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Cash payments made for interest	$(9)	$—	$(10)	$—
Interest income received	3	—	3	—

Cash payments made for interest, net	$(6)	$—	$(7)	$—

Cash payments made for income taxes	$(210)	$(47)	$(131)	$(9)
Income tax refunds received	1	—	3	—

Cash payments made for income taxes, net	$(209)	$(47)	$(128)	$(9)

Interest Expense, Net

      Interest expense, net, consists of:

	Three Months Ended March 31,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Interest income	$3	$—	$3	$—
Interest expense	(41)	—	(46)	—

Total interest expense, net	$(38)	$—	$(43)	$—

Other Income (Expense), Net

      Other income (expense), net, consists of:

	Three Months Ended March 31,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Net investment losses(a)	$(18)	$—	$(248)	$(175)
Gains (losses) on equity method investees	45	114	(2)	19
Gain on sale of investments	36	—	—	—
Minority interest expense	(21)	—	(6)	—
Miscellaneous	(2)	—	(7)	3

Total other income (expense), net	$40	$114	$(263)	$(153)

(a)	Includes a non-cash pretax charge for WCI and ATC to reduce the carrying value of certain investments for other-than-temporary declines in value of approximately $18 million and zero, respectively, for the quarter ended March 31, 2003 and $248 million and $175 million for the quarter ended March 31, 2002 (Note 4).

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

      Other current liabilities consist of:

	March 31 2003	December 31 2002

	(millions)
Accrued expenses	$1,779	$1,580
Accrued compensation	168	349
Deferred revenues	234	232
Accrued income taxes	20	101

Total other current liabilities	$2,201	$2,262

Part II. Other Information

Item 1.  Legal Proceedings.

      Reference is made to Six Flags Over Georgia et al. v. Time Warner Entertainment Company, L.P., et al. described on page 29 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2002. TWE’s petition for writ of certiorari to the United States Supreme Court filed on December 23, 2002 was denied on April 21, 2003. The punitive damages portion of the award plus accrued interest totalling $391 million has been paid, and the litigation has been concluded.

      As of May 12, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of companies within WCI. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

      The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against WCI relating to intellectual property rights and intellectual property licenses, could have a material effect on the Companies’ business, financial condition and operating results.

Item 2.  Changes in Securities and Use of Proceeds.

      In connection with the TWE Restructuring, during the first quarter of 2003, WCI issued an aggregate of 78.062 shares of common stock, par value $1.00 per share, of WCI (“Common Stock”) to various subsidiaries of AOL Time Warner in exchange for assets transferred to WCI. The issuance of the Common Stock was not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 4(2) of the Securities Act. WCI remains an indirect wholly owned subsidiary of AOL Time Warner.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K.

      WCI and ATC filed the following reports on Form 8-K.

	Item #	Description	Date

(i)	5	Reporting the closing of the Time Warner Entertainment-Advance/Newhouse Partnership restructuring.	December 31, 2002

(ii)	2, 7	Reporting (i) the closing of the TWE Restructuring and related transactions (Item 2) and (ii) unaudited pro forma financial information reflecting the disposition by ATC of interests in TWE (Item 7).	March 28, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.

By:	/s/ Wayne H. Pace
Name: Title:	Wayne H. Pace Executive Vice President and Chief Financial Officer

Dated: May 15, 2003

CERTIFICATIONS

      I, Richard D. Parsons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Television and Communications Corporation and Warner Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:		/s/ Richard D. Parsons

	Name: Title:	Richard D. Parsons Chief Executive Officer American Television and Communications Corporation Warner Communications Inc.

Date: May 15, 2003

CERTIFICATIONS

I, Wayne H. Pace, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Television and Communications Corporation and Warner Communications Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:		/s/ Wayne H. Pace

	Name: Title:	Wayne H. Pace Chief Financial Officer American Television and Communications Corporation Warner Communications Inc.

Date: May 15, 2003

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

99.1	Certification of Principal Executive Officer and Principal Financial Officer of each of WCI and ATC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to their Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.