Form 10-Q
period 2003-06-30
AMERICAN TELEVISION & COMMUNICATIONS CORP; WARNER COMMUNICATIONS INC
filed 2003-08-14
CIK 5910, 104650

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2003,

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ________ to _________

Commission file number:   033-53742-14

WARNER COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2696809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

American Television and Communications Corporation	Delaware	13-2922502
(Exact name of registrant as specified in its charter)	(State or other jurisdiction of	(I.R.S. or Employer
	incorporation or organization)	Identification Number)

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
INDEX TO FORM 10-Q

Page

Part I. Financial Information
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	15
Consolidated Financial Statements:
Consolidated Balance Sheet at June 30, 2003 and December 31, 2002	16
Consolidated Statement of Operations for the three and six months ended June 30, 2003 and 2002	17
Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002	19
Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2003 and 2002	20
Notes to Consolidated Financial Statements	21
Part II. Other Information
Item 1. Legal Proceedings	34
Item 6. Exhibits and Reports on Form 8-K	34

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

      Warner Communications Inc. (“WCI”), wholly-owned subsidiary of AOL Time Warner Inc. (“AOL Time Warner”), classifies its business interests into three fundamental areas: Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing.

      American Television and Communications Corporation (“ATC”), a wholly owned subsidiary of AOL Time Warner, does not conduct independent business operations. The financial position and results of operations of ATC are principally derived from its investments in WCI, Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TW Companies”), Turner Broadcasting System Inc. (“TBS”) and Time Warner Telecom Inc. (“Time Warner Telecom”) all of which are accounted for using the equity-method of accounting.

      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of WCI’s and ATC’s (collectively, the “Companies”) financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Executive summary. This section provides a brief summary of WCI’s results of operations for the three and six months ended June 30, 2003 and WCI’s financial condition and liquidity as of and for the six month period ending June 30, 2003.

•	Business developments. This section provides a description of business developments that the Companies believe are important to understand the results of operations, as well as to anticipate future trends in those operations.

•	WCI’s results of operations. This section provides an analysis of WCI’s results of operations for the three and six months ended June 30, 2003 compared to the same periods in 2002. As only WCI has independent business operations, the results of ATC are not discussed. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of the Companies’ financial condition and WCI’s cash flows as of and for the six months ended June 30, 2003.

•	Risk factors and caution concerning forward-looking statements. This section provides a description of risk factors that could adversely affect the operations, businesses or financial results of the Companies or WCI’s business segments and how certain forward-looking statements made by the Companies in this report, including throughout MD&A and in the consolidated financial statements, are based on management’s current expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

      As discussed in more detail below, the restructuring of TWE, which occurred on March 31, 2003 (the “TWE Restructuring”), has significantly impacted the operations of WCI. Pursuant to accounting principles generally accepted in the United States, the information included herein has been adjusted to reflect the impact of the TWE Restructuring and other transfers of assets under common control (e.g., the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures (the “Library division”)), for all periods presented.

Use of Operating Income (Loss) before Depreciation and Amortization

      WCI utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, to evaluate the performance of its businesses. Operating Income (Loss) before Depreciation and Amortization is considered an important indicator of the operational strength of WCI’s businesses. Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues in WCI’s businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Operating Income (Loss) before Depreciation and Amortization should be considered in addition to, not as a substitute for WCI’s Operating Income (Loss), Net Income (Loss) and various cash flow measures (e.g., Cash Provided by Operations), respectively, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

EXECUTIVE SUMMARY

      Revenues for the three and six months ended June 30, 2003 increased 11% over the same period in 2002 to $4.189 billion and $7.888 billion, respectively, due to revenue increases at all business segments. Both the three and six month periods reflect revenue gain at all business segments. Such revenue gains were evidenced through increased Subscription, Advertising and Content revenues which more than offset by a decline in Other revenues.

      WCI had net income of $752 million for the three months ended June 30, 2003 compared to $401 million in 2002. For the six months ended June 30, 2003, net income was $1.026 billion compared to net income before the cumulative effect of an accounting change of $499 million.

      The improvement in net income for both the three and six month periods ended June 30, 2003 over the comparable prior year periods reflects improvements in Operating Income, lower interest expense, increased equity in pretax income of TWC Inc. and higher investment and other gains and lower investment impairments in 2003. In particular, the three month period ended June 30, 2003 reflects investment gains of approximately $531 million (approximately $567 million for the six months ended June 30, 2003) primarily consisting of the gain on the sale of WCI’s 50% interest in Comedy Partners, L.P. (“Comedy Central”). This compares to investment gains of approximately $96 million for the three and six months ended June 30, 2002. Additionally, both the three months and six months ended June 30, 2003 reflect lower investment impairment charges than in 2002, as the six month period in 2002 included approximately $345 million of investment impairment charges associated with the writedown of WCI’s 20% ownership interest in Time Warner Telecom.

      WCI had Operating Income of $512 million for the three months ended June 30, 2003 compared to $427 million in 2002. For the six months ended June 30, 2003, Operating Income was $861 million compared to Operating Income of $720 million for the six months ended June 30, 2002. The increases reflect higher business segment Operating Income before Depreciation and Amortization partially offset by increases in depreciation and amortization expense.

      Operating Income before Depreciation and Amortization increased $124 million for the three months ended June 30, 2003 and $211 million for the six months ended June 30, 2003 over the same periods in 2002. Included in these results were a gain on disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2003 improved as a result of increases at the Filmed Entertainment and Networks while the Music segment showed an increase for the three months and remained flat for the six month period.

      For the three month and six month periods ended June 30, 2003, depreciation expense increased principally due to increases at the Music segment. For both the three and six months ended June 30, 2003, amortization expense increased principally due to increases at the Music and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of music publishing copyrights and record catalog from 20 to 15 years. For the Filmed Entertainment segment, the increase relates to an upward adjustment to the carrying value the film library assets due to the TWE Restructuring.

      For the first six months of 2003, WCI generated $439 million in Cash Flow from Operations as compared to $986 million in the same period in 2002. Cash Flow from Operations was impacted unfavorably by a decrease in cash generated by working capital.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

BUSINESS DEVELOPMENTS

Description of Business

Sale of Music Manufacturing

      In July 2003, AOL Time Warner announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram International Inc. (“Cinram”). This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, AOL Time Warner will enter into long-term arrangements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for WCI’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for WCI for the six months ended June 30, 2003 would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

TWE Restructuring

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in its Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through TWE. AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the TWE Restructuring. As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office (“HBO”), and TWE’s interests in The WB Network, as well as interests in Comedy Central (which was subsequently sold) and the Courtroom Television Network LLC (“Court TV”), (collectively, the “Content Businesses”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of AOL Time Warner called Time Warner Cable Inc. (“TWC Inc.”). As part of the TWE Restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was assumed by TWC Inc. as part of the TWE Restructuring.

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner, through ATC, also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

      As part of the TWE Restructuring, ATC transferred the majority of its interest in TWE to WCI in exchange for a 22.6% interest in WCI. WCI holds a 74.6% ownership interest in TWC Inc., which represents a 44.5% voting interest. In addition, concurrent with the TWE Restructuring, TBS, an indirect wholly-owned subsidiary of AOL Time Warner, transferred its interest in the Library division to WCI in exchange for an ownership interest in WCI (the “Film Library Transfer”).

      The transfer of businesses and investments between consolidated subsidiaries of AOL Time Warner (i.e., TWE’s transfer of content assets to WCI, ATC’s transfer of its interest in TWE to WCI and the Film Library Transfer) have been recorded at historical carrying value as a transfer of assets under common control. As such, consistent with accounting principles generally accepted in the United States, the financial information included herein, has been adjusted to reflect the impact of the common control transfers for all periods presented.

      The additional ownership interests acquired by WCI in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003. The purchase price allocation is preliminary as WCI is in the process of completing a valuation study to identify and value the net assets acquired.

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
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

WCI’S RESULTS OF OPERATIONS

Transactions Affecting Comparability of Results of Operations

      As more fully described herein and in the related footnotes to the accompanying consolidated financial statements, the comparability of WCI’s operating results has been affected by certain significant transactions and other items in each period as follows:

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(millions)
Merger and restructuring costs	$(6)	$—	$(6)	$(5)
Gain on disposal of assets	43	—	43	—

Impact on Operating Income	37	—	37	(5)
Investment gains	531	96	567	96
Impairment of investments	(36)	(105)	(54)	(353)

Impact on other income (expense), net	495	(9)	513	(257)
Pretax impact	532	(9)	550	(262)
Income tax impact	(224)	4	(231)	105

After-tax impact	$308	$(5)	$319	$(157)

      For the six months ended June 30, 2003, these items included (i) merger and restructuring costs of $6 million (Note 3), (ii) a $43 million gain on the sale of WCI’s interests in a consolidated UK theater chain, (iii) approximately $567 million in gains related to certain unconsolidated investments, including a $513 million gain from the sale of WCI’s interest in Comedy Central, and (iv) non-cash charges of $54 million, which consists of $55 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $1 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $55 million charge relating to other-than-temporary declines in value is a $33 million non-cash charge to reduce the carrying value of WCI’s investment in ntv KG (“NTV-Germany”) (Note 4).

      For the six months ended June 30, 2002, these items included (i) merger and restructuring costs of $5 million which occurred in the first quarter (Note 3), (ii) approximately $96 million in gains on the sale of certain investments and (iii) a non-cash charge of $353 million, which consists of $361 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in market value, offset in part by $8 million of gains to reflect market fluctuations in equity derivative instruments. Included in the $353 million charge relating to other-than-temporary declines in value is a $345 million non-cash charge to reduce the carrying value of WCI’s investment in Time Warner Telecom, a 20% owned equity investment (Note 4).

Consolidated Results

      Revenues. Consolidated revenues increased 11% to $4.189 billion for the three months ended June 30, 2003. For the six months ended June 30, 2003, consolidated revenues increased 11% to $7.888 billion. As shown below, these increases were led by growth in Subscription, Advertising and Content revenues, offset in part by a decline in Other revenues:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Subscription	$626	$607	3%	$1,255	$1,202	4%
Advertising	168	130	29%	306	238	29%
Content	3,228	2,860	13%	5,975	5,314	12%
Other	167	182	(8)%	352	357	(1)%

Total revenues	$4,189	$3,779	11%	$7,888	$7,111	11%

      For the three and six months ended June 30, 2003, the increase in Subscription revenues was principally due to an increase at HBO primarily driven by an increase in the number of subscribers and higher rates. The improvement in Advertising revenues for the three and six months ended June 30, 2003 was primarily related to growth at The WB Network.

      For the three months ended June 30, 2003, the increase in Content revenues was principally due to improved results at the Filmed Entertainment segment primarily related to the strength of The Matrix Reloaded and additional international television availabilities, and the Music segment, related to the strength of new releases in the current quarter and the favorable effects of foreign exchange rates. For the six months ended June 30, 2003, the 12% increase in Content revenues related primarily to the Filmed Entertainment segment and higher ancillary sales of HBO programming at the Networks segment.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      The decline in Other revenues for the three months ended June 30, 2003 was primarily due to declines at the Filmed Entertainment and Music segments. The decline in Other revenues for the six months ended June 30, 2003 related primarily to an increase in the relative revenues received from other WCI segments, which are eliminated upon consolidation.

      Each of the revenue categories is discussed in greater detail by segment under the “Business Segment Results” section below.

Reconciliation of Operating Income before Depreciation and Amortization to Operating Income and Net Income

      The following table reconciles Operating Income before Depreciation and Amortization to Operating Income and net income (loss) for purposes of the discussions that follow:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Operating Income before Depreciation and Amortization	$698	$574	22%	$1,223	$1,012	21%
Depreciation	(69)	(54)	28%	(134)	(109)	23%
Amortization	(117)	(93)	26%	(228)	(183)	25%

Operating Income	512	427	20%	861	720	20%
Equity in pretax income of TWC Inc.	267	258	3%	375	369	2%
Interest expense, net	(6)	(61)	90%	(44)	(104)	58%
Other income (expense), net	525	28	NM	565	(235)	NM

Income before income taxes and cumulative effect of accounting change	1,298	652	99%	1,757	750	134%
Income tax expense	(546)	(251)	118%	(731)	(251)	191%
Cumulative effect of accounting change	—	—	—	—	(27,628)	100%

Net income (loss)	$752	$401	88%	$1,026	$(27,129)	NM

      Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased 22% to $698 million for the three months ended June 30, 2003 from $574 million in 2002. For the six months ended June 30, 2003, Operating Income before Depreciation and Amortization increased 21% to $1.223 billion from $1.012 billion in 2002.

      Included in these results were several items affecting comparability, including a gain on the disposition of certain assets and merger and restructuring costs, which are discussed below. Excluding these items, Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2003 increased as a result of improvements at the Filmed Entertainment and Networks segments. Excluding impairment charges and gains and losses on the disposition of assets, the year-over-year rate of growth in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow in the second half of 2003 in comparison to the first half as WCI faces difficult prior year comparisons in its Filmed Entertainment and Networks segments. The segment variations are discussed in detail under “Business Segment Results” below.

      Gain on Disposition of Assets. For the three and six months ended June 30, 2003, Operating Income before Depreciation and Amortization included a $43 million gain related to the sale of a UK theater chain at the Filmed Entertainment segment.

      Merger and Restructuring Costs. For the six months ended June 30, 2003 and June 30, 2002, Operating Income before Depreciation and Amortization included merger and restructuring costs of $6 million (all of which was incurred in the second quarter) and $5 million (none of which was incurred in the second quarter), respectively, at the Music segment. These costs related to various employee and contractual terminations (Note 3).

      Corporate Operating Loss before Depreciation and Amortization. WCI’s Corporate Operating Loss before Depreciation and Amortization increased to losses of $12 million and $29 million for the three and six months ended June 30, 2003, respectively, from losses of $2 million and $14 million in comparable prior periods, respectively.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Depreciation Expense. For the three months ended June 30, 2003 depreciation expense increased to $69 million from $54 million in 2002 and for the six months ended June 30, 2003, increased to $134 million, from $109 million in 2002 principally due to increases at the Music segment.

      Amortization Expense. For the three months ended June 30, 2003, amortization expense increased to $117 million from $93 million in 2002 and to $228 million for the six months ended June 30, 2003, from $183 million in the same period in 2002. The increase in amortization expense was principally due to increases at the Music and Filmed Entertainment segments. The increase at the Music segment is principally related to the reduction in the amortization period of music publishing copyrights and recorded music catalog from 20 to 15 years. For the Filmed Entertainment segment, the increase relates to the preliminary step up in value on the film library assets due to the TWE Restructuring.

      Operating Income. For the three months ended June 30, 2003, Operating Income increased to $512 million from $427 million in 2002 and to $861 million for the six months ended June 30, 2003, from $720 million in the same period in 2002. The improvement in Operating Income related to an increase in business segment Operating Income before Depreciation and Amortization noted above, offset in part by an increase in depreciation and amortization expense at the Music and Filmed Entertainment segments as previously discussed.

      Equity in Pretax Income of TWC Inc. Equity in pretax income of TWC Inc. increased to $267 million for the three months ended June 30, 2003 from $258 million in 2002 and to $375 million for the six months ended June 30, 2003 from $369 million in 2002 primarily due to an increase in pretax income of TWC Inc.

      Interest Expense, Net. Interest expense, net, decreased to $6 million for the three months ended June 30, 2003, from $61 million in 2002 and to $44 million for the six months ended June 30, 2003, from $104 million in 2002, primarily as a result of lower intercompany interest expense as well as lower interest recorded on a litigation settlement that was paid in April 2003.

      Other Income (Expense), Net. Other income, net detail is shown in the table below:

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(millions)		(millions)
Investment related gains	$531	$96	$567	$96
Loss on writedown of investments	(36)	(105)	(54)	(353)
All other	30	37	52	22

Other income (expense), net	$525	$28	$565	$(235)

      For the three and six months ended June 30, 2003, gains related to unconsolidated investments were $531 million and $567 million, respectively, as compared to $96 million for the three and six months ended June 30, 2002. For 2003, the $567 million included a $513 million gain on the sale of WCI’s interest in Comedy Central. Other income (expense), net also included $49 million ($14 million in the second quarter) related to gains on the sale of a consolidated international theater chain. For the three and six months ended June 30, 2002, WCI’s investment related gains represented a $96 million gain from the sale of a portion of WCI’s interest in The Columbia House Company Partnerships (“Columbia House”).

      For the three and six months ended June 30, 2003, WCI recorded non-cash charges of $36 million and $54 million, respectively, to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments. For the three and six months ended June 30, 2002, WCI recorded charges of $105 million and $353 million, respectively. Included in the 2003 charge was a $33 million writedown related to an investment in NTV-Germany. Included in the $353 million charge for the six months ended June 30, 2002, was a $345 million ($90 million in the three month period) charge to reduce the carrying value of WCI’s investment in Time Warner Telecom Inc. (Note 4).

      Excluding the impact of the items discussed above, other income (expense), net, improved in 2003 as compared to the prior year primarily from an increase in income from equity method investees.

      Income Tax Provision. WCI had income tax expense of $546 million for the three months ended June 30, 2003, compared to $251 million in 2002. WCI’s pretax income before cumulative effect of accounting change in the three month period was $1.298 billion in 2003 compared to $652 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $454 million in 2003 and $228 million in 2002. However, WCI’s actual income tax expense (benefit) differs from these amounts primarily as a result of several factors, including state and local income taxes and foreign income taxed at different rates.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      WCI had income tax expense of $731 million for the six months ended June 30, 2003, compared to $251 million in 2002. WCI’s pretax income before cumulative effect of accounting change in the six month period was $1.757 billion in 2003 compared to $750 million in 2002. Applying the 35% U.S. federal statutory rate to pretax income would result in income tax expense of $615 million in 2003 and $263 million in 2002. However, WCI’s actual income tax expense (benefit) differs from these amounts primarily as a result of several factors, including state and local income taxes and foreign income taxed at different rates.

      Net Income (Loss). WCI had net income of $752 million for the three months ended June 30, 2003 compared to $401 million in 2002. For the six months ended June 30, 2003, net income was $1.026 billion compared to a net loss of $27.129 billion in 2002. Net loss for the six months ended June 30, 2002 included a $27.628 billion charge relating to the cumulative effect of an accounting change. Excluding this item, WCI’s net income before the cumulative effect of an accounting change was $499 million in 2002.

      As noted above, net income for the three months ended June 30, 2003 included approximately $531 million in pretax gains related to certain investments, including a $513 million gain on the sale of Comedy Central. These gains were offset in part by non-cash pretax charges of $36 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value including $33 million for NTV-Germany. In addition, net income reflects $6 million of pretax merger and restructuring costs.

      For the six months ended June 30, 2003, net income included approximately $567 million in pretax gains on the sale of certain investments, including the $513 million gain on Comedy Central noted above. This was offset in part by non-cash pretax charges of $54 million to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments and $6 million of pretax merger and restructuring costs.

      Net loss for the six months ended June 30, 2002 included a $27.628 billion charge relating to a cumulative effect of an accounting change upon adoption of FAS 142 in 2002. Excluding this item, the WCI’s net income before the cumulative effect of an accounting change was $499 million in 2002. As noted above, net income before the cumulative effect of an accounting change for 2002 includes pretax charges of $353 million relating to the writedown of investments and pretax charges of $5 million relating to merger and restructuring costs.

      In addition to these items, the 2003 results as compared to 2002 benefited from the overall increase in WCI’s operating performance, lower interest expense and higher other income, net, offset in part by increases in depreciation and amortization expense.

Business Segment Results

      Filmed Entertainment. Revenues, Operating Income before Depreciation and Amortization, depreciation, amortization and Operating Income of the Filmed Entertainment segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Advertising	$2	$2	—	$4	$4	—
Content	2,426	2,138	13%	4,317	3,854	12%
Other	40	47	(15)%	107	102	5%

Total revenues	$2,468	$2,187	13%	$4,428	$3,960	12%

Operating Income before Depreciation and Amortization	$384	$285	35%	$619	$475	30%
Depreciation	(22)	(18)	22%	(41)	(36)	14%
Amortization	(52)	(45)	16%	(97)	(89)	9%

Operating Income	$310	$222	40%	$481	$350	37%

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

     For the three and six months ended June 30, 2003, the increase in total revenues was driven by increases in Content revenues of 13% and 12%, respectively. The Content revenue increase was primarily related to the worldwide box office success of The Matrix Reloaded, higher worldwide DVD revenues, revenues related to the extension of the original basic cable broadcasting rights of Seinfeld to the Turner entertainment networks and additional international television availabilities. These increases were offset in part by the absence of the Rosie O’Donnell Show, and lower worldwide VHS revenues.

      Operating Income before Depreciation and Amortization and Operating Income increased for the three and six months ended June 30, 2003 due primarily to the higher revenues described above and improved margin contributions from the theatrical business, offset in part by fair value adjustments on certain future theatrical releases. In addition, Operating Income before Depreciation and Amortization and Operating Income includes a $43 million gain related to the sale of a consolidated theater chain in the UK.

      The increase in Operating Income for the three and six months ended June 30, 2003 is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization offset in part by higher depreciation due to general fixed asset additions and higher amortization expense relating to the upward adjustment to the carrying value of the film library assets due to the TWE Restructuring, which closed on March 31, 2003.

      WCI anticipates the rate of growth in both Operating Income before Depreciation and Amortization and Operating Income to slow in the second half of 2003 in comparison to that experienced in the first half of 2003. The first half of 2003 benefited from year-over-year improvements in worldwide theatrical box office results as well as a nonrecurring gain on the sale of assets. The second half of 2003 will reflect year-over-year declines in television syndication as well as higher costs from episodic television production. The increase in episodic television production will benefit future years, if such programming proves to be commercially successful.

      Networks. Revenues, Operating Income before Depreciation and Amortization, depreciation, amortization and Operating Income of the Networks segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Subscription	$626	$607	3%	$1,255	$1,202	4%
Advertising	173	141	23%	314	252	25%
Content	113	98	15%	391	174	125%
Other	2	—	—	5	—	—

Total revenues	$914	$846	8%	$1,965	$1,628	21%

Operating Income before Depreciation and Amortization	$221	$189	17%	$441	$358	23%
Depreciation	(6)	(6)	—	(12)	(13)	(8)%
Amortization	(4)	(3)	33%	(7)	(6)	17%

Operating Income	$211	$180	17%	$422	$339	24%

      For the three and six months ended June 30, 2003, the increase in Subscription revenues was due to increases in the number of subscribers and rates higher at HBO.

      For the three and six months ended June 30, 2003, the increase in Advertising revenues was driven by The WB Network, which benefited from higher advertising rates, higher ratings and the impact of an expanded Sunday night schedule that began in September 2002.

      The increase in Content revenues for the three months ended June 30, 2003 was primarily related to higher ancillary sales of HBO programming. The increase for the six months ended June 30, 2003 was primarily due to HBO’s first quarter 2003 home video release of My Big Fat Greek Wedding and higher ancillary sales of HBO programming.

      Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2003 improved due to the increase in total revenues described above as well as lower marketing expenses and bad debt provisions taken by HBO related to a cable operator. These improvements were partially offset by higher programming costs. For the six months ended June 30, 2003, the increase was related to the same factors noted above for the three month period, offset in part by higher first quarter distribution costs driven by the increase in Content revenues at HBO. Operating Income increased for the three and six months ended June 30, 2003 primarily related to the changes in Operating Income before Depreciation and Amortization noted above.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Before any gain on asset disposals, the year-over-year rates of growth in both Operating Income before Depreciation and Amortization and Operating Income is expected to slow in the second half of 2003 as compared to the first half as the Networks segment faces more difficult prior year comparisons.

      Music. Revenues, Operating Income before Depreciation and Amortization, depreciation, amortization and Operating Income (Loss) of the Music segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended			Six Months Ended

	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change

	(millions)			(millions)
Revenues:
Content	$793	$711	12%	$1,481	$1,474	—
Other	258	261	(1)%	484	445	9%

Total revenues	$1,051	972	8%	$1,965	$1,919	2%

Operating Income before Depreciation and Amortization	$105	$102	3%	$192	$193	(1)%
Depreciation	(38)	(28)	36%	(76)	(56)	36%
Amortization	(61)	(45)	36%	(124)	(88)	41%

Operating Income (Loss)	$6	$29	(79)%	$(8)	$49	(116)%

      For the three months ended June 30, 2003, the 12% increase in Content revenues was primarily related to increased domestic recorded music sales due to new releases in the current quarter from artists including Linkin Park, Madonna, Staind, Cher and Fleetwood Mac, strong carryover sales and a $41 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to the U.S. dollar, partially offset by the industry-wide impact of piracy on worldwide music sales, which is expected to continue. For the six months ended June 30, 2003, Content revenues were up slightly due to a $91 million favorable impact of foreign currency exchange rates primarily related to the strengthening of the Euro relative to the U.S. dollar and the strong performance of new releases in the second quarter, substantially offset by declines in international sales due to the industry–wide impact of piracy on worldwide music sales, which is expected to continue. As of June 30, 2003, the Music segment had year-to-date domestic album market share of 18.9% as compared to year-to-date market share of 17.0% at December 31, 2002 and 17.6% as of June 30, 2002.

      For the three months ended June 30, 2003, Other revenues declined marginally primarily due to lower DVD selling prices which were partially offset by an $8 million favorable impact of foreign currency exchange rates and by higher DVD manufacturing volume. For the six months ended June 30, 2003, Other revenues increased primarily related to an increase in the worldwide DVD manufacturing volume, and an $18 million favorable impact of foreign currency exchange rates, offset in part by lower DVD manufacturing prices.

      For the three months ended June 30, 2003, the 3% increase in Operating Income before Depreciation and Amortization was due to the increase in domestic recorded music revenue in the current quarter, improved margins on DVD manufacturing related to the decline of certain raw material prices, higher DVD volume and less manufacturing outsourcing. These increases were partially offset by increased marketing costs and lower results in its music publishing business and international recorded music operations, due in part to higher royalty advance write-offs, and a $6 million restructuring charge due primarily to the elimination of positions in Japan and Warner Strategic Marketing. For the six months ended June 30, 2003, Operating Income before Depreciation and Amortization was essentially flat due to difficult conditions for recorded music in international territories, the aforementioned restructuring and royalty advance write-offs and lower publishing revenues related to the overall decline in the music industry. These amounts were partially offset by improvements in DVD manufacturing as discussed above as well as a $12 million net benefit related to accrual reversals, including lower than expected employee compensation costs related to the restructuring of compensation plans.

      For the three and six months ended June 30, 2003, the change in Operating Income (Loss) in 2003 is due primarily to the aforementioned changes in Operating Income before Depreciation and Amortization as well as higher depreciation and amortization expense. The increase in amortization expense is principally related to the reduction in the amortization period of recorded music catalog and music publishing copyrights from 20 to 15 years. The change in the amortization period resulted from WCI’s annual impairment review of goodwill and other intangible assets as of December 31, 2002, where it was determined that these assets, useful life was shorter than originally anticipated. The change in the useful life decreased operating income by approximately $13 million and $25 million for the three and six month periods ended June 30, 2003, respectively, and net income by approximately $7 million and $15 million, respectively.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      In July 2003, AOL Time Warner announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram. This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, AOL Time Warner will enter into long-term agreements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for WCI’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for WCI for the six months ended June 30, 2003 would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. As of July 2003, music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets.

      Given the uncertainty facing the music industry in general and the impact of any potential restructurings and asset disposals with the Music segment, it is difficult to determine whether the current quarter’s growth in Operating Income before Depreciation and Amortization can be sustained over the remainder of the year.

FINANCIAL CONDITION AND LIQUIDITY

June 30, 2003

Current Financial Condition

      At June 30, 2003, WCI had $996 million of related party debt, $643 million of cash and cash equivalents (net debt of $353 million, defined as total debt less cash and cash equivalents) and $39.876 billion of shareholders’ equity. This compares to $887 million of related party debt, $179 million of cash and cash equivalents (net debt of $708 million) and $34.551 billion of shareholders’ equity at December 31, 2002.

      In April 2003, WCI sold its 50% interest in Comedy Central for $1.225 billion in cash, and recognized a gain of $513 million. In addition, in July 2003, WCI agreed to sell its CD and DVD manufacturing and distribution business for approximately $1.05 billion in cash. This transaction is expected to close by the end of 2003, subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions.

      At June 30, 2003, ATC had $15.965 billion of shareholders’ equity. This compares to $14.472 billion of shareholders’ equity at December 31, 2002. ATC had no cash or equivalents or any debt outstanding at June 30, 2003 and December 31, 2002.

      As discussed in more detail below, management believes that WCI’s and ATC’s operating cash flow, cash and equivalents and borrowing capacity under its credit facilities with AOL Time Warner and TW Companies and other financing agreements are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash Flows

      WCI’s cash and cash equivalents increased to $643 million as of June 30, 2003 from $179 million as of December 31, 2002. See below for a discussion of the change.

Operating Activities

      Cash provided by operations decreased to $439 million for the first six months of 2003, compared to $986 million in 2002. The decline in cash flow from operations is primarily related to a decrease in cash generated by working capital and an increase in cash taxes paid, offset in part by an increase in Operating Income before Depreciation and Amortization. The changes in working capital are subject to wide fluctuations based on the timing of cash transactions related to production schedules, collection of sales proceeds and similar items.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

      Sources of cash provided by operations are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Operating Income before Depreciation and Amortization	$1,223	$1,012
Net interest payments	(6)	(7)
Net income taxes paid	(1,048)	(412)
All other, including working capital changes	270	393

Cash provided by operations	$439	$986

Investing Activities

      Cash provided (used) by investing activities increased to cash provided of $1.023 billion for the first six months of 2003, compared to cash used by investing activities of $245 million in 2002. The increase in cash provided (used) by investing activities is primarily due to an increase in investment proceeds, primarily related to cash proceeds of $1.225 billion from the sale of its interest in Comedy Central, offset in part by an increase in capital expenditures and higher level of cash used for investments and acquisitions.

      Sources of cash provided (used) by investing activities are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Investments and acquisitions, net of cash acquired	$(220)	$(195)
Capital expenditures	(127)	(105)
Investment proceeds related to Comedy Central	1,225	—
Other investment proceeds	145	55

Cash provided (used) by investing activities	$1,023	$(245)

Financing Activities

      Cash used by financing activities increased to $998 million for the first six months of 2003 compared to $748 million in 2002. The increase in cash used by financing activities is principally due to an increase in amounts due from AOL Time Warner, a decrease in dividends offset by an increase in cash received from other financing activities.

      Sources of cash used by financing activities are as follows:

	Six Months Ended June 30,

	2003	2002

	(millions)
Dividends	$(22)	$(25)
Increase in due from AOL Time Warner	(976)	(723)

Cash (used) by financing activities	$(998)	$(748)

Financing Arrangements

Borrowing Arrangements with TW Companies

      During 2002, WCI and ATC each had a revolving credit agreement with TW Companies. On March 31, 2003, ATC’s intercompany facility was terminated. The WCI facility was modified to allow WCI to both borrow from and lend to TW Companies on an as needed basis. The revised facility has no stated maturity date and no specified limit on the amount lent to or borrowed by either entity. Interest on any outstanding borrowings is payable in amounts and at intervals consistent with AOL Time Warner’s 5-year revolving credit facility (or any successor facility thereto).

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for WCI’s Filmed Entertainment segment was approximately $3.2 billion each at June 30, 2003 and December 31, 2002, including amounts relating to the licensing of film product to WCI’s Networks segment of approximately $301 million at June 30, 2003 and approximately $405 million at December 31, 2002.

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

      Technological developments may adversely affect WCI’s competitive position and limit its ability to protect its valuable intellectual property rights. WCI’s businesses operate in the highly competitive, consumer-driven and rapidly changing media and entertainment industries. These businesses, as well as the industries generally, are to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and are subject to potential pressure from competitors as a result of their technological developments. For example:

•	WCI’s filmed entertainment and television network businesses may be adversely affected by the fragmentation of consumer leisure and entertainment time caused by a greater number of choices resulting from technological developments, the impact of personal video recorder or other technologies that have “ad-stripping” functions, and technological developments that facilitate the piracy of its copyrighted works; and

•	WCI’s music business may be adversely affected by technological developments, such as Internet peer-to-peer file sharing and CD-R activity, that facilitate the piracy of music; by its inability to enforce WCI’s intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment.

Caution Regarding Forward-Looking Statements

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income before Depreciation and Amortization and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Companies are under no obligation to, and expressly disclaim any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

      The Companies operate in highly competitive, consumer-driven and rapidly changing media and entertainment businesses. These businesses are affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. The Companies actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect the operations, business or financial results of the Companies or its business segments in the future and could also cause actual results to differ materially from those contained in the forward-looking statements, including those identified in the Companies’ other filings with the SEC and the following:

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

      For the Companies, the overall financial strategy, including growth in operations and maintaining a strong balance sheet, could be adversely affected by significant acquisitions or other transactions, economic slowdowns, the impact of hostilities in Iraq, and changes in the Companies’ plans, strategies and intentions. In addition, lower than expected valuations associated with the cash flows and revenues at the segments of WCI may result in its inability to realize the value of recorded intangibles and goodwill at those segments.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION

Item 4.    Controls and Procedures

      WCI and ATC, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of each of WCI and ATC concluded that its disclosure controls and procedures are effective in timely making known to them material information relating to such Company and its consolidated subsidiaries required to be disclosed in its reports filed or submitted under the Exchange Act. WCI and ATC have investments in certain unconsolidated entities. As WCI and ATC do not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. There have not been changes in the internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, WCI’s or ATC’s internal control over financial reporting.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	WCI		ATC

	June 30,	December 31,	June 30,	December 31,
	2003	2002(a)	2003	2002(a)

	(millions)
ASSETS
Current assets
Cash and equivalents	$643	$179	$—	$—
Receivables, including $1.115 billion and $742 million due from AOL Time Warner, less allowances of $1.425 billion and $1.454 billion	3,826	4,294	—	—
Inventories	1,058	1,002	—	—
Other current assets	1,199	1,146	—	—

Total current assets	6,726	6,621	—	—

Noncurrent inventories and film costs	2,153	2,205	—	—
Investment in TWC Inc.	13,734	12,245	—	—
Investment in TWE	—	—	2,601	2,597
Investment in WCI	—	—	11,904	10,636
Investment in ATC	1,063	1,001	—	—
Other investments, including available-for-sale securities	3,825	4,285	1,146	1,122
Property, plant and equipment	1,647	1,660	—	—
Intangible assets subject to amortization	6,178	5,962	—	—
Intangible assets not subject to amortization	2,880	2,880	—	—
Goodwill	12,934	12,134	—	—
Other assets	1,155	1,217	317	120

Total assets	$52,295	$50,210	$15,968	$14,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,175	$1,700	$—	$—
Participations payable	2,737	2,609	—	—
Other current liabilities	1,843	2,267	—	—

Total current liabilities	5,755	6,576	—	—

Long-term debt, due to AOL Time Warner	994	882	—	—
Deferred income taxes	3,002	3,367	—	—
Other long-term liabilities	2,656	2,980	3	3
Minority interests	12	1,854	—	—

Shareholders’ equity	39,876	34,551	15,965	14,472

Total liabilities and shareholders’ equity	$52,295	$50,210	$15,968	$14,475

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
Revenues:
Subscription	$626	$607	$—	$—
Advertising	168	130	—	—
Content	3,228	2,860	—	—
Other	167	182	—	—

Total revenues(b)	4,189	3,779	—	—
Cost of revenues(b)	(2,667)	(2,453)	—	—
Selling, general and administrative(b)	(930)	(806)	—	—
Gain on disposal of assets	43	—	—	—
Amortization of intangible assets	(117)	(93)	—	—
Merger and restructuring costs	(6)	—	—	—

Operating Income	512	427	—	—
Equity in pretax income of TWC Inc.	267	258	—	—
Interest income (expense), net	(6)	(61)	48	—
Other income, net(b)	525	28	300	91

Income before income taxes and cumulative effect of accounting change	1,298	652	348	91
Income tax expense	(546)	(251)	(139)	(37)

Income before cumulative effect of accounting change	752	401	209	54
Cumulative effect of accounting change	—	—	—	—

Net income	$752	$401	$209	$54

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

(b)	Includes the following income (expenses) resulting from transactions with related companies within AOL Time Warner and equity investees of WCI and ATC:

Revenue	$224	$253	$—	$—
Cost of revenues	(20)	(35)	—	—
Selling, general and administrative	24	3	—	—
Interest income (expense), net	—	—	—	—
Other income, net	(20)	(6)	—	—

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
Revenues:
Subscription	$1,255	$1,202	$—	$—
Advertising	306	238	—	—
Content	5,975	5,314	—	—
Other	352	357	—	—

Total revenues(b)	7,888	7,111	—	—
Cost of revenues(b)	(5,056)	(4,648)	—	—
Selling, general and administrative(b)	(1,780)	(1,555)	—	—
Gain on disposal of assets	43	—	—	—
Amortization of intangible assets	(228)	(183)	—	—
Merger and restructuring costs	(6)	(5)	—	—

Operating Income	861	720	—	—
Equity in pretax income of TWC Inc.	375	369	—	—
Interest income (expense), net	(44)	(104)	48	—
Other income (expense), net(b)	565	(235)	414	(62)

Income (loss) before income taxes and cumulative effect of accounting change	1,757	750	462	(62)
Income tax benefit (expense)	(731)	(251)	(186)	25

Income (loss) before cumulative effect of accounting change	1,026	499	276	(37)
Cumulative effect of accounting change	—	(27,628)	—	(7,085)

Net income (loss)	$1,026	$(27,129)	$276	$(7,122)

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

(b)	Includes the following income (expenses) resulting from transactions with related companies within AOL Time Warner and equity investees of WCI and ATC:

Revenue	$563	$543	$—	$—
Cost of revenues	(58)	(55)	—	—
Selling, general and administrative	22	—	—	—
Other income, net	8	8	—	—

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
OPERATIONS
Net income (loss)	$1,026	$(27,129)	$276	$(7,122)
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change	—	27,628	—	7,085
Depreciation and amortization	362	292	—	—
Amortization of film costs	1,068	855	—	—
Loss on write-down of investments	55	361	—	237
Net gain on sale of investments	(610)	(96)	—	—
Equity in pretax income of TWC Inc.	(375)	(369)	—	—
Excess of distributions over equity in TWE	—	—	(4)	(4)
Equity in income of investee companies after distributions	(46)	(31)	(412)	(172)
Changes in operating assets and liabilities	(1,041)	(525)	140	(24)

Cash provided by operations	439	986	—	—

INVESTING ACTIVITIES
Investments and acquisitions	(220)	(195)	—	—
Capital expenditures	(127)	(105)	—	—
Investment proceeds from available-for-sale securities	2	—	—	—
Other investment proceeds	1,368	55	—	—

Cash provided (used) by investing activities	1,023	(245)	—	—

FINANCING ACTIVITIES
Dividends	(22)	(25)	—	—
Increase in due from AOL Time Warner	(976)	(723)	—	—

Cash used by financing activities	(998)	(748)	—	—

INCREASE IN CASH AND EQUIVALENTS	464	(7)	—	—
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	179	215	—	—

CASH AND EQUIVALENTS AT END OF PERIOD	$643	$208	$—	$—

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30,
(Unaudited)

	WCI		ATC

	2003	2002(a)	2003	2002(a)

	(millions)
BALANCE AT BEGINNING OF PERIOD(a)	$34,551	$81,927	$14,472	$25,317
Net income (loss)	1,026	(27,129)	276	(7,122)
Change in foreign currency translation	147	9	—	—
Other comprehensive income	10	(1)	5	—

Comprehensive income (loss)	1,183	(27,121)	281	(7,122)
Reallocation of goodwill among AOL Time Warner segments upon adoption of FAS 142	—	(11,097)	—	(3,089)
Allocation of a portion of the purchase price in connection with the TWE Restructuring	3,696	—	278	—
Distributions to/from AOL Time Warner	(1,457)	(244)	790	19
Dividends	(22)	(389)	—	(88)
Dilution of interest in Time Warner Entertainment, L.P. (net of $236 million and $55 million income tax impact)	—	(355)	—	(83)
Contribution of consideration by AOLTW for the purchase of Comcast’s interest in TWE	1,818	—	411	—
Other	107	186	(267)	129

BALANCE AT END OF PERIOD	$39,876	$42,907	$15,965	$15,083

(a)	As discussed in more detail in Note 1, the results of WCI and ATC have been retroactively restated for all periods presented to reflect the TWE Restructuring, and other transfers of assets under common control.

See accompanying notes.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENTS AND BASIS OF PRESENTATION

Description of Business

      AOL Time Warner Inc. (“AOL Time Warner”) is the world’s leading media and entertainment company, whose businesses include interactive services, cable systems, filmed entertainment, television networks, music and publishing. AOL Time Warner was formed in connection with the merger of America Online, Inc. (“America Online”) and Time Warner Inc. (“Time Warner”), which was consummated on January 11, 2001 (the “Merger”). As a result of the Merger, America Online and Time Warner each became a wholly owned subsidiary of AOL Time Warner, and Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) each became an indirect wholly-owned, subsidiary of AOL Time Warner. WCI and ATC are collectively referred to as the Companies.

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

      Distributions to/from AOL Time Warner represent cash distributions or contributions from AOL Time Warner and are reflected as a component of Shareholders’ Equity.

BUSINESS DEVELOPMENTS

Description of Business

Sale of Music Manufacturing

      In July 2003, AOL Time Warner announced a definitive agreement to sell Warner Music Group’s DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses for $1.05 billion in cash to Cinram International Inc. (“Cinram”). This agreement includes the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of Warner-Elektra-Atlantic Corporation (“WEA Corp.”). The sales and marketing operations of WEA Corp. will remain as part of Warner Music Group (“WMG”).

      In addition, AOL Time Warner will enter into long-term agreements effective at the closing under which Cinram will provide manufacturing, printing, packaging and physical distribution for WCI’s DVDs and CDs in North America and Europe. Had the sale and other agreements described above occurred at the beginning of 2003, Operating Income before Depreciation and Amortization for WCI for the six months ended June 30, 2003, would have been reduced by approximately $130 million. Similarly, depreciation and amortization would have been reduced by approximately $30 million resulting in a reduction in Operating Income of approximately $100 million. This transaction is expected to close by the end of 2003, but is subject to the applicable regulatory reviews in the United States and other countries and other customary closing conditions. The music manufacturing business has been classified as held for sale and accordingly, we have stopped depreciating and amortizing the manufacturing assets effective July 2003.

      The carrying amount of major classes of assets and liabilities are approximately as follows:

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2003	December 31, 2002

	(in millions)
Net receivables	$75	$194
Inventory	63	61
Other current assets	21	12
Property, plant and equipment, net	373	374
Other assets	4	—

Total Assets	$536	$641

Current liabilities	$176	$225
Non-current liabilities	9	10

Total liabilities	$185	$235

TWE Restructuring

      Prior to the restructuring discussed below, a majority of AOL Time Warner’s interests in the Filmed Entertainment and Cable segments, and a portion of its interests in the Networks segment, were held through Time Warner Entertainment Company, L.P. (“TWE”). AOL Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro rata priority capital and residual equity capital, and 100% of the junior priority capital. The remaining 27.64% limited partnership interests in TWE were held by subsidiaries of Comcast Corporation (“Comcast”).

      On March 31, 2003, AOL Time Warner and Comcast completed the restructuring of TWE (the “TWE Restructuring”). As a result of the TWE Restructuring, AOL Time Warner acquired complete ownership of TWE’s content businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Network, as well as interests in Comedy Partners, L.P. (“Comedy Central”) (which was subsequently sold) and the Courtroom Television Network LLC (“Court TV”), (collectively, the “Content Businesses”). Additionally, all of AOL Time Warner’s interests in cable, including those that were wholly-owned and those that were held through TWE, are now controlled by a new subsidiary of AOL Time Warner called TWC Inc. As part of the TWE Restructuring, AOL Time Warner received a 79% economic interest in TWC Inc.’s cable systems. TWE is now a subsidiary of TWC Inc.

      In exchange for its previous stake in TWE, Comcast: (i) received AOL Time Warner preferred stock, which will be converted into $1.5 billion of AOL Time Warner common stock; (ii) received a 21.0% economic interest in TWC Inc.’s cable systems; and (iii) was relieved of $2.1 billion of pre-existing debt at one of its subsidiaries, which was assumed by TWC Inc., as part of the TWE Restructuring.

      Comcast’s 21.0% economic interest in TWC Inc.’s cable business is held through a 17.9% direct ownership interest in TWC Inc. (representing a 10.7% voting interest) and a limited partnership interest in TWE representing a 4.7% residual equity interest. AOL Time Warner’s 79% economic interest in TWC Inc.’s cable business is held through an 82.1% ownership interest in TWC Inc. (representing an 89.3% voting interest) and a partnership interest in TWE representing a 1% residual equity interest. AOL Time Warner, through ATC, also holds a $2.4 billion mandatorily redeemable preferred equity interest in TWE.

      As part of the TWE Restructuring, ATC transferred the majority of its interest in TWE to WCI in exchange for a 22.6% interest in WCI. WCI holds a 74.6% ownership interest in TWC Inc., which represents a 44.5% voting interest. In addition, concurrent with the TWE Restructuring, TBS, an indirect wholly-owned subsidiary of AOL Time Warner, transferred its interest in the Library division to WCI in exchange for an ownership interest in WCI (the “Film Library Transfer”).

      The transfer of businesses and investments between consolidated subsidiaries of AOL Time Warner (i.e., TWE’s transfer of content assets to WCI, ATC’s transfer of its interest in TWE to WCI and the Film Library Transfer) have been recorded at historical carrying value as a transfer of assets under common control. As such, consistent with accounting principles generally accepted in the United States, the financial information included herein, has been adjusted to reflect the impact of the common control transfers for all periods presented.

      The additional ownership interests acquired by WCI in the TWE Restructuring have been accounted for as a step acquisition and are reflected in the accompanying balance sheet as of June 30, 2003. The total purchase consideration for this step acquisition is approximately $4.6 billion. This consists of debt assumed, the mandatorily convertible preferred stock issued and an interest in certain cable systems that were previously wholly owned by AOL Time Warner with an approximate value of $1.0 billion.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2003, the purchase consideration has been preliminarily allocated to tangible and intangible assets as follows (millions):

Fair value of tangible net assets acquired	$1,818
Intangible assets subject to amortization	420
Goodwill	680
Investment	313
Fixed Assets	20

      As of March 31, 2003, WCI allocated approximately $1.4 billion to goodwill. In the second quarter of 2003, WCI reallocated $313 million of goodwill to investments and $420 million to intangible assets subject to amortization and $20 million to fixed assets. The remaining goodwill balance of $680 million is recorded in the Networks and Filmed Entertainment segments in the amount of $385 million and $295 million, respectively. Of the $420 million in intangible assets subject to amortization, $5 million has been amortized in the second quarter of 2003. Such intangible assets are amortized over a period of approximately 20 years.

      As previously stated the purchase allocations noted above are preliminary and additional work needs to be completed to finalize the allocation. Accordingly, there may be changes to the allocations noted above.

Basis of Presentation

TWE Restructuring

      As discussed above, the TWE Restructuring has significantly impacted the operations of WCI due to the acquisition of the Content Businesses. Pursuant to accounting principles generally accepted in the United States, the information included herein has been adjusted to reflect the impact of the TWE Restructuring and other transfers of assets under common control (e.g., the Library division) for all periods presented.

Interim Financial Statements

      The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of WCI and ATC, included in the Form 8-K/A, filed on June 13, 2003 (the “2003 Form 8-K/A”) and the Form 8-K, filed on April 14, 2003, respectively, as well as their Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003 (the “March 31, 2003 Form 10-Q”). The 2003 Form 8-K/A supercedes the financial statements of WCI presented in its Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) as the consolidation of TWE’s Content Businesses has resulted in significant changes to the financial statements and certain of WCI’s annual disclosures in the 2002 Form 10-K. As such, where, appropriate, the notes to the consolidated interim financial statements included in the March 31, 2003 Form 10-Q included certain annual disclosures as of December 31, 2002, which were restated to include the impact of consolidating the TWE Content Businesses and other transfers of assets under common control and did not differ materially at March 31, 2003.

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of the options in the statement of operations. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on WCI’s consolidated financial statements; however, WCI has modified its disclosures as provided for in the new standard.

      WCI follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. WCI has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of AOL Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by WCI. For awards that generate compensation expense as defined under APB 25, WCI calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

      Had compensation cost for AOL Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, WCI’s net income (loss) would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)
Net income (loss), as reported	$752	$401	$1,026	$(27,129)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(40)	(59)	(83)

Pro forma net income (loss)	$725	$361	$967	$(27,212)

New Accounting Principles

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities, (commonly referred to as special purpose entities (“SPEs”)), to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for WCI and ATC during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. Management anticipates the adoption of FIN 46 will not result in a material impact to the Companies’ consolidated financial statements.

Exit and Disposal Activities

      In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies the accounting for restructuring costs provided in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 did not have a material impact on the Companies’ consolidated financial statements during the first six months of 2003.

Multiple Element Arrangements

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Companies believe that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Companies’ consolidated financial statements.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consideration Received from a Vendor by a Customer

      In November 2002, the EITF reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (“EITF 02-16”). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Companies’ consolidated financial statements during the first six months of 2003.

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

Derivative Instruments

      In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.

      This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The remaining provisions of FAS 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FAS 150 will be effective for WCI in the third quarter of 2003. Management does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2003 presentation.

2.	GOODWILL AND INTANGIBLE ASSETS

      In January 2002, WCI adopted the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), which requires companies to stop amortizing goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter using fair value measurement techniques.

      Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. WCI’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 7 – Segment Information. This methodology differs from WCI’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprisewide basis to determine if goodwill is recoverable.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon adoption of FAS 142 in the first quarter of 2002, WCI and ATC recorded one-time, noncash charges of $27.628 billion (including $16.427 billion relating to its equity investment in TWC Inc.) and $7.085 billion, respectively, to reduce the carrying value of its goodwill. Such charges are nonoperational in nature and are reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charges, the fair value of the impaired reporting units underlying the segments and the reporting units underlying the Companies’ investments accounted for using the equity method of accounting, were estimated using either a discounted cash flow methodology, market comparisons, recent comparable transactions or a combination thereof.

      The FAS 142 goodwill impairments are associated solely with goodwill resulting from the Merger. The amount of the impairments primarily reflect the decline in AOL Time Warner’s stock price since the Merger was announced and valued for accounting purposes in January of 2000. Prior to performing the review for impairment, FAS 142 required that all goodwill deemed to be related to AOL Time Warner as a whole be assigned to all of the Companies’ reporting units, including the reporting units of the acquirer. This differs from the previous accounting rules where goodwill was assigned only to the businesses of the company acquired. As a result, a portion of the goodwill generated in the Merger, which was previously allocated to WCI’s and ATC’s segments and the reporting units underlying the Companies’ investments accounted for using the equity method of accounting, has been reallocated on a relative fair value basis to other segments of AOL Time Warner.

      A summary of changes in WCI’s goodwill during the year ended December 31, 2002 and the six months ended June 30, 2003, and total assets at June 30, 2003, by business segment is as follows (millions):

	Goodwill
								Total Assets
	January 1,	Acquisitions &	Cumulative Effect of	4th Quarter	December 31,	Acquisitions &	June 30,	June 30,
	2002	Adjustments(a)	Accounting Change(e)	Impairment	2002	Adjustments(b)	2003	2003

Filmed Entertainment(c)	$8,636	$(8)	$(3,691)	$—	$4,937	$283	$5,220	$16,250
Networks(d)	9,277	64	(2,144)	—	7,197	512	7,709	10,886
Music	5,477	(35)	(4,796)	(646)	—	5	5	6,299
Corporate	—	—	—	—	—	—	—	18,860

Total	$23,390	$21	$(10,631)	$(646)	$12,134	$800	$12,934	$52,295

(a)	Includes goodwill created in acquisitions consummated in 2002, as well as adjustments to WCI’s preliminary purchase price allocation for several acquisitions consummated in 2001.

(b)	Relates primarily to WCI’s acquisition of Comcast’s 27.64% interest in the TWE content assets as part of the TWE Restructuring. The additional goodwill reflects a preliminary purchase price allocation, which is subject to adjustment as WCI refines its valuation analysis. In the second quarter of 2003, WCI reallocated $313 million of goodwill to investments and $420 million to intangible assets subject to amortization. In addition, there were $6 million in incremental acquisition costs that increased goodwill.

(c)	Includes impairments at Warner Bros. ($2.851 billion) and the Library division ($840 million).

(d)	Includes impairments at HBO ($1.933 billion) and The WB Network ($211 million).

(e)	The impairment charge does not include approximately $16.997 billion related to goodwill impairments associated with equity investees.

      The impairment charges are non-cash in nature and do not affect WCI’s liquidity or result in the non-compliance of any debt covenants.

      WCI’s intangible assets and related accumulated amortization consisted of the following (in millions):

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization(a)	Net	Gross	Amortization(a)	Net

Intangible assets subject to amortization:
Music catalogues and copyrights(b)	$3,227	$(460)	$2,767	$3,189	$(323)	$2,866
Film library(c)	3,849	(466)	3,383	3,429	(366)	3,063
Customer lists and other intangible assets	56	(28)	28	56	(23)	33

Total	$7,132	$(954)	$6,178	$6,674	$(712)	$5,962

Intangible assets not subject to amortization:
Brands, trademarks and other intangible assets	$2,997	$(117)	$2,880	$2,997	$(117)	$2,880

Total	$2,997	$(117)	$2,880	$2,997	$(117)	$2,880

(a)	Accumulated amortization for intangible assets not subject to amortization relates to amortization expense recognized prior to the adoption of FAS 142.

(b)	During 2003, the useful life related to music catalogues and copyrights was reduced to 15 years from 20 years.

(c)	The change in film library relates to the restructuring of TWE, which resulted in the preliminary step-up of the carrying value as part of the TWE Restructuring.

      WCI recorded amortization expense of $117 million for the quarter ended June 30, 2003 compared to $93 million for the quarter ended June 30, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2003: $487 million; 2004: $507 million; 2005: $507 million; 2006: $488 million; and 2007: $479 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

      For the six month period ended June 30, 2003, WCI acquired $13 million in intangible assets that are subject to an amortization period of 11 years.

3.	MERGER AND RESTRUCTURING COSTS

Merger Costs Capitalized as Cost of Acquisition

      In connection with the Merger, WCI reviewed its operations and implemented several plans to restructure its operations (“restructuring plans”). As part of the restructuring plans, WCI accrued a restructuring liability of $477 million during 2001. The restructuring accruals relate to costs to exit and consolidate certain activities of WCI, as well as costs to terminate employees across various business units. Such amounts were recognized as liabilities assumed in the purchase business combination and included in the allocation of the cost to acquire Time Warner. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the Merger.

      Of the total restructuring accrual, approximately $316 million related to work force reductions and represented employee termination benefits. Employee termination costs occurred across most WCI business units and ranged from senior executives to line personnel. The total number of employees initially identified to be involuntarily terminated or relocated approximated 2,900. As of December 31, 2002, all of the terminations had occurred. Because certain employees can defer receipt of termination benefits, cash payments may continue after the employee has been terminated (generally for periods up to 24 months). Employee termination payments of $67 million were made in 2001, $101 million were made in 2002 ($26 million of which was paid in the second quarter of 2002) and $27 million were made during the first six months of 2003 ($13 million of which was paid in the second quarter of 2003). In addition during 2002, there were non-cash reductions in the restructuring accrual of $55 million ($15 million of which occurred in the second quarter), as actual employee termination payments were less than amounts originally estimated. As of June 30, 2003, the remaining liability of approximately $66 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      The restructuring charge also includes approximately $161 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, WCI has exited certain under-performing operations, including the Studio Stores operations included in the Filmed Entertainment segment. The restructuring charge associated with other exit activities specifically includes incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits. Payments related to exit activities were

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $78 million in 2001, $28 million in 2002 ($5 million of which was paid in the second quarter of 2002) and $14 million during the first six months of 2003 ($9 million of which was paid in the second quarter). As of June 30, 2003, the remaining liability of $41 million was primarily classified as a current liability in the accompanying consolidated balance sheet.

      Selected information relating to the restructuring costs included in the allocation of the cost to acquire Time Warner is as follows (in millions):

	Employee
	Termination	Exit Costs	Total

Initial accruals	$316	$161	$477
Cash paid – 2001	(67)	(78)	(145)

Restructuring liability as of December 31, 2001	249	83	332
Cash paid – 2002	(101)	(28)	(129)
Non-cash reductions(a) – 2002	(55)	—	(55)

Restructuring liability as of December 31, 2002	93	55	148
Cash paid – 2003(b)	(27)	(14)	(41)

Restructuring liability as of June 30, 2003	$66	$41	$107

(a)	Non-cash reductions represent adjustments to the restructuring accrual, and a corresponding reduction in goodwill, as actual costs related to employee terminations and other exit costs were less than originally estimated.

(b)	Of the amount paid in 2003, $22 million was paid in the second quarter.

Restructuring Costs

2003 Restructuring Costs

      For the six months ended June 30, 2003, WCI incurred restructuring costs related to various employee and contractual terminations of $6 million at the Music segment, all of which were incurred in the second quarter of 2003. Employees terminated ranged from senior executives to line personnel. The number of employees expected to be terminated is approximately 62. As of June 30, 2003, none of the terminations had occurred, but they are expected to occur later this year. No payments have been paid against this accrual as of June 30, 2003.

2002 Restructuring Costs

      During the year ended December 31, 2002, WCI incurred and accrued other restructuring costs of $8 million (none of which was expensed in the second quarter of 2002) related to various contractual terminations and obligations, including certain contractual employee termination benefits, of WCI’s Music segment. WCI had recorded approximately $20 million of restructuring costs (including $13 million incurred between the music operations’ November 30th year-end and WCI’s December 31, 2002 year-end), which were partially offset by the reversal of a previously recorded accrual of $12 million as a result of it no longer being probable that the related contractual employee termination benefits would be paid by WCI.

      Included in the 2002 restructuring charge was approximately $16 million (none of which was expensed in the second quarter) related to work force reductions and represented employee termination benefits. The number of employees expected to be terminated was approximately 165. As of June 30, 2003, approximately 55 of the terminations had occurred. The remaining 110 terminations are expected to occur by the end of 2003. The severed employees principally related to WCI’s U.S. and Canadian music distribution operations.

      The remaining $4 million (none of which was expensed during the second quarter) primarily related to incremental costs and contractual termination obligations for items such as lease termination payments and other facility exit costs.

      As of June 30, 2003, $13 million has been paid against these accruals (none of which was paid in the second quarter). The remaining $7 million is primarily classified as a current liability in the accompanying consolidated statement of operations.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee
	Termination	Exit Costs	Total

	(in millions)
Initial Accruals	$16	$4	$20
Cash paid – 2002	(3)	(1)	(4)

Remaining liability as of December 31, 2002	13	3	16
Cash paid – 2003(a)	(9)	—	(9)

Remaining liability as of June 30, 2003	$4	$3	$7

(a)	None of the amount paid in 2003 was paid in the second quarter.

4.	INVESTMENTS

Investment Gains

      During the six months ended June 30, 2003, WCI recognized gains from certain investments of approximately $567 million, including a $513 million gain on the sale of Comedy Central and a $49 million gain from the sale of WCI’s equity interest in certain international theater chains. During the six months ended June 30, 2002, WCI recognized gains from certain investments of approximately $96 million, relating to the sale of a portion of AOL Time Warner’s interest in the Columbia House Company Partnerships (“Columbia House”). These gains are included in “other income (expense), net” in the accompanying consolidated statement of operations.

      In connection with the sale of WCI’s investment in Columbia House in 2002, Warner Music Group and Warner Home Video entered into music and video licensing arrangements with Columbia House. WCI believes that the terms of the licensing arrangements are at market rates and accordingly, none of the proceeds were allocated to the arrangements.

Investment Write-Downs

      The Companies have experienced declines in the value of certain publicly traded and privately held investments and investments accounted for using the equity method of accounting. As a result, the Companies have recorded non-cash pretax charges to reduce the carrying value of certain investments that experienced other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments.

      These charges were approximately $36 million and $0 for WCI and ATC, respectively, in the second quarter of 2003 and $54 million and $0, respectively, for the six months ended June 30, 2003. This compares to $105 million and $62 million for WCI and ATC, respectively, in the second quarter of 2002 and $353 million and $237 million, respectively, for the six months ended June 30, 2002. WCI’s charges included gains related to market fluctuations on equity derivatives instruments of $1 million for the six months ended June 30, 2003, and $8 million for the six month period ended June 30, 2002. The portion of the above charges relating to publicly traded securities for WCI was $1 million in the second quarter of 2003 and $2 million in the first six months ended June 30, 2003 compared to $95 million in the second quarter of 2002 and $350 million in the first six months ended June 30, 2002. All of the above charges in 2002 related to publicly traded securities for ATC. These charges are included in other income (expense), net in the accompanying consolidated statements of operations.

      Included in the charges taken by WCI and ATC in 2002, were charges of $90 million and $62 million, respectively, in the second quarter of 2002 and $345 million and $237 million, respectively, for the first six months of 2002 to reduce WCI’s 20% interest and ATC’s 14% investment in Time Warner Telecom, which was written up in connection with the Merger. As of December 31, 2002, the carrying value of the Companies’ investments in Time Warner Telecom had been reduced to $0 as a result of the impairment charges and the Companies shares of Time Warner Telecom’s losses pursuant to the equity method of accounting. The Companies do not have any funding commitments related to Time Warner Telecom.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES AND FILM COSTS

      Inventories and film costs consist of:

	June 30,	December 31,
	2003	2002

	(millions)
Programming costs, less amortization	$1,376	$1,314
Merchandise and recorded music	297	285
Film costs-Theatrical
Released, less amortization	508	602
Completed and not released	43	96
In production	605	470
Development and pre-production	35	39
Film costs-Television:
Released, less amortization	259	160
Completed and not released	77	165
In production	—	71
Development and pre-production	11	5

Total inventories and film costs(a)	3,211	3,207
Less current portion of inventory(b)	1,058	1,002

Total noncurrent inventories and film costs	$2,153	$2,205

(a)	Does not include $3.382 billion and $3.063 billion of net film library costs as of June 30, 2003 and December 31, 2002, respectively, which are included in intangible assets subject to amortization on the accompanying consolidated balance sheet.

(b)	Current inventory as of June 30, 2003 and December 31, 2002 is comprised primarily of programming inventory at the Networks segment ($761 million and $717 million, respectively) and videocassettes and DVDs at the Filmed Entertainment segment ($168 million and $154 million, respectively) and compact discs at the Music segment ($129 million and $131 million, respectively)

6.	OTHER FINANCING ARRANGEMENTS

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

Debt Guarantees

      WCI and ATC each have guaranteed a portion of approximately $3.889 billion of TWE’s public and private debt and accrued interest at June 30, 2003, based on the relative fair value of the net assets WCI and ATC (or their predecessors) contributed to TWE prior to the TWE Restructuring. Such indebtedness is recourse to WCI and ATC only to the extent of their respective guarantee. The indenture pursuant to which TWE’s notes and debentures have been issued (the “Indenture”) requires the consent of a majority of such holders to effect a termination of these guarantees; however, the Indenture permits WCI and ATC to engage in mergers and consolidations, and there are no restrictions on the ability of WCI or ATC to transfer assets, other than its ownership interests in TWE or TWC Inc., to parties that are not guarantors.

      The portion of TWE debt and accrued interest at June 30, 2003 that was guaranteed by WCI and ATC, individually and on a consolidated basis, is set forth below:

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Guaranteed by
	WCI and ATC

	%	Amount

	(dollars in millions)
WCI	59.27	$2,305
ATC	40.73	1,584

Total	100.00	$3,889

7.	SEGMENT INFORMATION

      WCI classifies its business interests into three fundamental areas: Filmed Entertainment, consisting principally of interests in filmed entertainment and television production; Networks, consisting principally of interests in cable television and broadcast network programming; and Music, consisting principally of interests in recorded music, music publishing and CD and DVD manufacturing.

      Information as to the operations of WCI in each of its business segments is set forth below based on the nature of the products and services offered. Although, WCI evaluates performance based on several factors, of which the primary financial measure is Operating Income (Loss) before noncash depreciation of tangible assets, and amortization of intangible assets (“Operating Income before Depreciation and Amortization”). Additionally, WCI has provided a summary of Operating Income (Loss) by segment.

      The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in WCI’s 2002 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Revenues
Filmed Entertainment	$2,468	$2,187	$4,428	$3,960
Networks	914	846	1,965	1,628
Music	1,051	972	1,965	1,919
Intersegment elimination	(244)	(226)	(470)	(396)

Total revenues	$4,189	$3,779	$7,888	$7,111

Intersegment Revenues

      In the normal course of business, WCI’s segments enter into transactions with one another. The most common types of intersegment transactions include:

•	The Filmed Entertainment segment generating content revenue by licensing television and theatrical programming to the Networks segment;

•	The Networks segment generating advertising revenue by cross-promoting the products and services of all WCI segments; and

•	The Music segment generating Other revenue by manufacturing DVDs for the Filmed Entertainment segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Intersegment Revenues
Filmed Entertainment	$100	$86	$204	$187
Networks	11	15	23	22
Music	133	125	243	187

Total revenues	$244	$226	$470	$396

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income before Depreciation and Amortization(a)
Filmed Entertainment	$384	$285	$619	$475
Networks	221	189	441	358
Music	105	102	192	193
Corporate	(12)	(2)	(29)	(14)

Total Operating Income before Depreciation and Amortization	$698	$574	$1,223	$1,012

(a)	Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2003, includes gains on disposal of assets of $43 million for the Filmed Entertainment segment.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment	$22	$18	$41	$36
Networks	6	6	12	13
Music	38	28	76	56
Corporate	3	2	5	4

Total depreciation	$69	$54	$134	$109

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Amortization of Intangible Assets
Filmed Entertainment	$52	$45	$97	$89
Networks	4	3	7	6
Music	61	45	124	88

Total amortization	$117	$93	$228	$183

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)		(millions)
Operating Income (Loss)
Filmed Entertainment	$310	$222	$481	$350
Networks	211	180	422	339
Music	6	29	(8)	49
Corporate	(15)	(4)	(34)	(18)

Total Operating Income	$512	$427	$861	$720

	June 30,	December 31,
	2003	2002

	(millions)
Assets
Filmed Entertainment	$16,250	$16,014
Networks	10,886	10,619
Music	6,299	6,080
Corporate(a)	18,860	17,497

Total Assets	$52,295	$50,210

(a)	Consists principally of cash, cash equivalents and other investments.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	CONTINGENCIES

Contingencies

      On April 8, 2002, three former employees of certain subsidiaries of AOL Time Warner filed Henry Spann et al. v. AOL Time Warner Inc. et al., a purported class action, in the U.S. District Court for the Central District of California. Plaintiffs have named as defendants, among others, AOL Time Warner, TWE, WEA Corp., WEA Manufacturing Inc., Warner Bros. Records, Atlantic Recording Corporation, various pension plans sponsored by the companies and the administrative committees of those plans. Plaintiffs allege that defendants miscalculated the proper amount of pension benefits owed to them and other class members as required under the plans in violation of ERISA. The lawsuit has been transferred to the U.S. District Court for the Southern District of New York. Due to the preliminary status of this matter, WCI is unable to predict the outcome of this suit or reasonably estimate a possible range of loss.

      As of August 11, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of companies within WCI. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of AOL Time Warner, certain current and former members of the Administrative and Investment Committees of the Plans and Fidelity Management Trust Company. AOL Time Warner intends to defend against these lawsuits vigorously. WCI is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ADDITIONAL FINANCIAL INFORMATION

Cash Flows

      Additional financial information with respect to cash (payments) and receipts are as follows:

	Six Months Ended June 30,

	2003		2002

	WCI	ATC	WCI	ATC

	(millions)
Cash payments made for interest	$(13)	$—	$(15)	$—
Interest income received	7	—	8	—

Cash payments made for interest, net	$(6)	$—	$(7)	$—

Cash payments made for income taxes	$(1,056)	$(186)	$(431)	$(71)
Income tax refunds received	8	—	19	—

Cash payments made for income taxes, net	$(1,048)	$(186)	$(412)	$(71)

Interest Income (Expense), Net

Interest income (expense), net, consists of:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	WCI	ATC	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)				(millions)
Interest income	$11	$48	$6	$—	$14	$48	$9	$—
Interest expense	(17)	—	(67)	—	(58)	—	(113)	—

Total interest income (expense), net	$(6)	$48	$(61)	$—	$(44)	$48	$(104)	$—

Other Income (Expense), Net

      Other income (expense), net, consists of:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	WCI	ATC	WCI	ATC	WCI	ATC	WCI	ATC

	(millions)				(millions)
Net investment gains (losses)(a)	$495	$—	$(9)	$(62)	$513	$—	$(257)	$(237)
Income (losses) on equity investees	25	302	55	157	70	416	53	176
Minority interest income (expense)	—	—	(11)	—	(21)	—	(17)	—
Miscellaneous	5	(2)	(7)	(4)	3	(2)	(14)	(1)

Total other income (expense), net	$525	$300	$28	$91	$565	$414	$(235)	$(62)

(a)	Includes a non-cash pretax charge for WCI and ATC to reduce the carrying value of certain investments for other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments of approximately $36 million and $0, respectively, for the quarter ended June 30, 2003 and $105 million and $62 million, respectively, for the quarter ended June 30, 2002 (Note 4). In addition, the six months ended June 30, 2003, includes a non-cash pretax charge for WCI and ATC to reduce the carrying value of certain investments for other-than-temporary declines in value and to reflect market fluctuations in equity derivative instruments of approximately $54 million and $0, respectively, as compared to $353 million and $237 million, respectively, for the six months ended June 30, 2002.

WARNER COMMUNICATIONS INC. AND
AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

      Other current liabilities consist of:

	June 30, 2003	December 31, 2002

	(millions)
Accrued expenses	$1,390	$1,675
Accrued compensation	225	349
Deferred revenues	225	232
Accrued income taxes	3	11

Total other current liabilities	$1,843	$2,267

Part II.    Other Information

Item 1.    Legal Proceedings.

      As of August 11, 2003, three putative class action lawsuits have been filed alleging violations of ERISA in the U.S. District Court for the Southern District of New York on behalf of current and former participants in the AOL Time Warner Savings Plan, the AOL Time Warner Thrift Plan and/or the Time Warner Cable Savings Plan (the “Plans”), which may include employees of companies within WCI. Collectively, these lawsuits name as defendants AOL Time Warner, certain current and former directors and officers of AOL Time Warner and members of the Administrative Committees of the Plans. The lawsuits allege that AOL Time Warner and other defendants breached certain fiduciary duties to Plan participants by, inter alia, continuing to offer AOL Time Warner stock as an investment under the Plans, and by failing to disclose, among other things, that AOL Time Warner was experiencing declining advertising revenues and that AOL Time Warner was inappropriately inflating advertising revenues through various transactions. The complaints seek unspecified damages and unspecified equitable relief. The ERISA actions have been consolidated with other AOL Time Warner-related shareholder lawsuits and derivative actions under the caption In re AOL Time Warner Inc. Securities and “ERISA” Litigation in the Southern District of New York. On July 3, 2003, plaintiffs filed a consolidated amended complaint naming additional defendants, including America Online, Inc., certain current and former officers, directors and employees of AOL Time Warner, certain current and former members of the Administrative and Investment Committees of the Plans and Fidelity Management Trust Company. AOL Time Warner intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these cases or reasonably estimate a range of possible loss.

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

      (b) Reports on Form 8-K.

      WCI and ATC filed the following reports on Form 8-K or Form 8-K/A.

	Item #	Description	Date

(i)	2, 7	Form 8-K reporting (i) the closing of the TWE Restructuring and related transactions (Item 2) and (ii) unaudited pro forma financial information reflecting the disposition by ATC of interests in TWE (Item 7)	March 28, 2003

(ii)	2, 7	Form 8-K/A amending the Report on Form 8-K dated March 28, 2003 (filed on April 14, 2003) to include the following financial information related to the closing of the TWE Restructuring (Item 2): (i) financial statements of TWE’s content businesses acquired by WCI and financial statements of Time Warner Cable reflecting WCI’s increase in equity interests in AOL Time Warner’s cable business (Item 7), (ii) financial statements of WCI reflecting ATC’s acquisition of an equity interest in WCI (Item 7) and (iii) unaudited pro forma financial information of WCI reflecting WCI’s acquisition of the TWE content assets and liabilities and WCI’s increase in ownership interest in AOL Time Warner’s cable business (Item 7)	March 28, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TELEVISION AND COMMUNICATIONS CORPORATION WARNER COMMUNICATIONS INC.

Date: August 14, 2003	/s/ Wayne H. Pace Wayne H. Pace Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

32.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.